Form 10QSB
period 1998-06-30
EBS BUILDING LLC
filed 1998-08-14
CIK 1059926

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ]        Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ___________

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       43-1794872
           --------                                       ----------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

c/o PRICEWATERHOUSECOOPERS, LLP, 800 Market Street, St. Louis, Missouri
63101-2695
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (314)206-8500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes______  No X*

           *The Issuer became subject to the filing requirements of the Exchange Act on June 29, 1998, the day that the Issuer's Registration Statement on Form 10-SB became effective.

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

           Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes X    No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998, there were 9,467,217 Class A Membership Units outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes_________   No X

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


EBS BUILDING, L.L.C.
BALANCE SHEET
JUNE 30, 1998



                                                                     JUNE 30, 1998          DECEMBER 31, 1997
                                                                     (UNAUDITED)
ASSETS
 Rental property                                                     $ 19,779,544           $ 19,584,653
 Cash                                                                       4,579                403,919
 Rents receivable                                                             640                  7,465
 Due from Edison Brothers Stores, Inc.                                         --                 61,398
 Prepaid expenses                                                         115,055                 61,040
 Other assets                                                                 402                     --
                                                                     ------------           ------------

    Total assets                                                     $ 19,900,220           $ 20,118,475
                                                                     ------------           ------------


LIABILITIES
 Accounts payable                                                    $     47,973           $     63,418
 Accrued professional fees                                                101,654                139,297
 Accrued utilities                                                        108,942                 72,644
 Accrued salaries                                                           6,668                 45,777
 Accrued property taxes                                                   208,063                     --
 Accrued property insurance                                                15,834                     --
 Due to Edison Brothers Stores, Inc.                                           --                112,022
 Other liabilities                                                        176,559                 12,495
                                                                     ------------           ------------

    Total liabilities                                                     665,693                445,653
                                                                     ------------           ------------

MEMBERS' EQUITY:
 Membership Units (Class A - 10,000,000 authorized,
      9,467,217 and 9,058,041 issued and
      outstanding at June 30, 1998 and December 31,
      1997, respectively; Class B - 532,783 and
      941,959 authorized, issued and outstanding
      at June 30, 1998 and December 31, 1997, respectively)                    --                     --
 Paid-in capital                                                       19,810,522             19,810,522
 Retained earnings                                                       (575,995)              (137,700)
                                                                     ------------           ------------

    Total members' equity                                              19,234,527             19,672,822
                                                                     ------------           ------------

    Total liabilities and members' equity                            $ 19,900,220           $ 20,118,475
                                                                     ============           ============



   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 1998

                                           FOR THE               FOR THE
                                       3 MONTHS ENDED         6 MONTHS ENDED
                                        JUNE 30, 1998          JUNE 30, 1998
                                        (UNAUDITED)            (UNAUDITED)

Income:
    Rent                                $   876,511           $ 1,693,398
    Other                                    27,982                58,300
                                        -----------           -----------

      Total income                          904,493             1,751,698
                                        -----------           -----------

Expenses:
    Maintenance                             343,851               639,207
    Professional fees                       255,134               452,321
    Utilities                               180,974               351,255
    General and administrative              130,600               208,912
    Depreciation                            131,278               246,329
    Property taxes                          104,234               208,265
    Other operating expenses                 43,891                83,704
                                        -----------           -----------

      Total expenses                      1,189,962             2,189,993
                                        -----------           -----------

Net loss                                $  (285,469)          $  (438,295)
                                        ===========           ===========
Net loss per Class A unit - primary     $     (0.03)          $     (0.05)
Net loss per Class A unit - fully
  diluted                               $     (0.03)          $     (0.04)


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 1998

                                         CLASS A      CLASS B
                                        MEMBERSHIP   MEMBERSHIP       PAID IN         RETAINED
                                          UNITS        UNITS          CAPITAL         EARNINGS        TOTAL

Balance, December 31, 1997              9,058,041        941,959    $ 19,810,522    $   (137,700)   $ 19,672,822

Units transferred (unaudited)             409,176       (409,176)             --              --              --

Year to date loss (unaudited)                  --             --              --        (438,295)       (438,295)
                                     ------------   ------------    ------------    ------------    ------------

Balance, June 30, 1998 (unaudited)
                                        9,467,217        532,783    $ 19,810,522    $   (575,995)   $ 19,234,527
                                     ============   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 1998

                                                         FOR THE
                                                      6 MONTHS ENDED
                                                       JUNE 30, 1998
                                                       (UNAUDITED)
Cash flows from operating activities:
    Net loss                                           $(438,295)
    Reconciliation of net loss to cash flows
     provided by operating activities:
       Depreciation expense                              246,329
    Changes in operating assets and liabilities:
       Increase in assets, excluding cash
          and rental property                              9,838
       Increase in liabilities                           220,040
                                                       ---------

         Cash flows provided by operating activities      37,912
                                                       ---------

Cash flows from investing activities:
    Capital Expenditures (net)                          (437,252)
                                                       ---------

         Cash flows provided by investing activities    (437,252)
                                                       ---------

Net decrease in cash                                    (399,340)

Cash, beginning of period                                403,919
                                                       ---------

Cash, end of period                                    $   4,579
                                                       =========



   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 1997 included in the Company's Registration Statement on Form 10-SB filed on April 30, 1998.


2.         During February 1998 and June 1998, Edison Brothers Stores, Inc.
           ("Edison") exchanged an additional 280,560 and 128,616 Class B Membership Units respectively, for an equal number of Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims. All outstanding Class B Membership Units will eventually be canceled and an equivalent number of Class A Membership Units issued to the holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. At June 30, 1998, Edison held 532,783 Class B Membership Units.


3. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                                 FOR THE            FOR THE
                                                             3 MONTHS ENDED      6 MONTHS ENDED
                                                              JUNE 30, 1998       JUNE 30, 1998
                                                               (UNAUDITED)         (UNAUDITED)
           Numerator:
              Net Earnings/(Loss)-Primary and Diluted        $     (285,469)      $    (438,295)
                                                            ===============       =============
           Denominator:
              Weighted Average Class A Units
                Outstanding-Primary                               9,381,002           9,304,117
              Effect of Potentially Dilutive Units                  618,998             695,883
                                                            ---------------       -------------
              Class A Units Outstanding-Diluted                  10,000,000          10,000,000
                                                            ===============       =============
           Primary Earnings/(Loss) per Class A Unit         $         (0.03)      $       (0.05)
                                                            ===============       =============
           Diluted Earnings/(Loss) per Class A Unit         $         (0.03)      $       (0.04)
                                                            ===============       =============

           The weighted average units outstanding - primary was calculated based upon the number of Class A Units outstanding on each day during the period covered. The units outstanding - diluted was calculated assuming that all of the Class B Units currently issued and outstanding will eventually be converted into an equal number of Class A Units.

4. Effective March 16, 1998, the Company entered into a $2,000,000 revolving line of credit with First Bank (the "Line of Credit"). The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at a rate per annum equal to the LIBOR rate plus 2.25%. There was no commitment fee for this Line of Credit. Payments due for borrowings on the Line of Credit are for interest only until maturity (March 15, 1999), when all outstanding principal and interest is due and payable. As of June 30, 1998, the Company had outstanding borrowings of $170,000 under the Line of Credit.

5. On June 16, 1998, Edison informed the Company of its intent to terminate a portion of its lease for 62,784 square feet of rentable office space, effective March 31, 1999, thereby decreasing the Building's occupancy rate from 78% to 64%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           During the forthcoming twelve months of operations, the Issuer intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the building located at 501 North Broadway, St. Louis, Missouri (the "Building").

           During the six months ended June 30, 1998, the Issuer had a net decrease in cash of $399,340. This decline was caused primarily by commissions paid to leasing agents and tenant improvement costs incurred related to a tenant lease entered into on February 16, 1998, as well as various corporate costs incurred associated with the registration of the Issuer's Class A Membership Units under the Securities Exchange Act of 1934, as amended. In March 1998, the Issuer entered into a $2,000,000 revolving line of credit with First Bank to cover any shortfalls in cash flows. As of June 30, 1998, the Issuer had $170,000 of outstanding borrowings under its line of credit. Management believes that funds from operations and the Issuer's present availability under its revolving line of credit provide sufficient resources to meet the Issuer's present and anticipated financing needs.

           Rental income increased 7.3% from the quarter ended March 31, 1998 to the quarter ended June 30, 1998 due to the commencement of a new tenant lease on March 1, 1998. Total operating expenses increased 19% during this same period primarily due to various corporate costs incurred associated with the registration of the Issuer's Class A Membership Units under the Securities Exchange Act of 1934, as amended as well as increased leasing cost and deferred maintenance costs.

           During the quarter ended June 30, 1998, Edison Brothers Stores, Inc. ("Edison") informed the Issuer, pursuant to their lease, they would terminate a portion of the lease for 62,784 square feet of rentable office space effective March 31, 1999. The Issuer intends to actively market such space and attempt to secure replacement tenant(s) at market rental rates. If the Issuer is unsuccessful in securing replacement tenant(s), the Building's occupancy rate would fall from 78% to 64% and the annual average rental rate of all tenants, including Edison, would become $10.43 per square foot and, excluding Edison, would become $16.73 per square foot.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (a) Not Applicable.

           (b) Not Applicable.

           (c) As of March 31, 1998, Edison owned all of the issued and outstanding Class B Membership Units of the Issuer ("Class B Units"), which consisted of 661,399 Class B Units at such time. In accordance with the terms of the Issuer's Members Agreement and the Joint Plan of Reorganization (the "Plan of Reorganization") of Edison and its affiliates, on June 1, 1998, 128,616 of Edison's Class B Units were canceled and simultaneously 128,616 Class A Membership Units were issued to the holders of allowed general unsecured claims of Edison pursuant to the Edison bankruptcy. As a result of such issuance, as of June 30, 1998, Edison owned 532,783 Class B Units.

           The Issuer believes that the above mentioned sales of securities were exempt from registration under the Securities Act pursuant to Section 1145(a)(1) of the Bankruptcy Code. Section 1145(a)(1) exempts from registration the offer and sale of securities under a plan of reorganization if three requirements are met: (i) the securities must be offered or sold under a plan of reorganization and must be securities of the debtor, of an affiliate participating in a joint plan with the debtor, or of a successor of the debtor under the plan; (ii) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or interest in the debtor; and (iii) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. The Issuer believes that it is a "successor" to Edison within the meaning of Section 1145(a)(1) of the Bankruptcy Code and that it has satisfied all the other requirements of such section.

           (d) Not Applicable.

           (e) Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-B)

           3.1: Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

           3.2: Members Agreement of EBS Building, L.L.C. A Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

           4:         See the Members Agreement, referenced as Exhibit 3.2.

           10.1:      See the Members Agreement, referenced as Exhibit 3.2.

           10.2: Management and Leasing Agreement by and between EBS Building, L.L.C. and Insignia Commercial Group, Inc., dated December 31, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.2.

           10.3: Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.4.

           10.4: Property Management Agreement by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.5.

           10.5: Loan Agreement by and between EBS Building, L.L.C. and First Bank, dated as of March 16, 1998 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.6.

           27:        Financial Data Schedule.

           (b) Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REGISTRANT:

                                     EBS Building, L.L.C.

                                     By:  PRICEWATERHOUSECOOPERS LLP, as Manager

                                     By:        /s/ Keith F. Cooper
                                        ----------------------------------------
                                               Keith F. Cooper, Partner

Date:  August 14, 1998

                                 EXHIBIT INDEX


            3.1: Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

            3.2: Members Agreement of EBS Building, L.L.C. A Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

            4:        See the Members Agreement, referenced as Exhibit 3.2.

           10.1:      See the Members Agreement, referenced as Exhibit 3.2.

           10.2: Management and Leasing Agreement by and between EBS Building, L.L.C. and Insignia Commercial Group, Inc., dated December 31, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.2.

           10.3: Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.4.

           10.4: Property Management Agreement by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.5.

           10.5: Loan Agreement by and between EBS Building, L.L.C. and First Bank, dated as of March 16, 1998 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 6.6.

           27:        Financial Data Schedule.