Form 10QSB
period 1998-09-30
EBS BUILDING LLC
filed 1998-11-13
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

/ /  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from            to
                               ----------    ----------

Commission file number:  000-24167
                              EBS Building, L.L.C.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                   43-1794872
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

               c/o PricewaterhouseCoopers, LLP, 800 Market Street,
                         St. Louis, Missouri 63101-2695
                    (Address of Principal Executive Offices)
                                  (314)206-8500
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
      -------           -------
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      X         No
      -------           -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998, there were 9,466,938 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
      -------           -------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



EBS BUILDING, L.L.C.
BALANCE SHEET
SEPTEMBER 30, 1998


-------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                                    (UNAUDITED)
ASSETS
   Rental property                                                              $       19,690,818      $      19,584,653
   Cash                                                                                      4,941                403,919
   Rents receivable                                                                         47,088                  7,465
   Due from Edison Brothers Stores, Inc.                                                         -                 61,398
   Prepaid expenses                                                                         33,622                 61,040
   Capitalized lease commissions                                                           872,384                      -
   Capitalized lease restructuring costs                                                   876,232
   Other assets                                                                                402                      -
                                                                                ------------------      -----------------
     Total assets                                                               $       21,525,487      $      20,118,475
                                                                                ==================      =================

LIABILITIES
   Accounts payable                                                             $           26,483      $          63,418
   Accrued professional fees                                                                96,661                139,297
   Accrued utilities                                                                        95,766                 72,644
   Accrued salaries                                                                         10,157                 45,777
   Accrued property taxes                                                                  312,094                      -
   Accrued lease commissions                                                               760,305                      -
   Due to Edison Brothers Stores, Inc.                                                           -                112,022
   Note Payable                                                                          1,172,000                      -
   Other liabilities                                                                         6,559                 12,495
                                                                                ------------------      -----------------
     Total liabilities                                                                   2,480,025                445,653
                                                                                ------------------      -----------------

MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000 authorized, 9,466,938 and 9,058,041 issued and outstanding at September 30, 1998 and December 31, 1997, respectively; Class B - 533,062 and 941,959 authorized, issued and
     outstanding at September 30, 1998 and December 31, 1997, respectively)                      -                      -
   Paid-in capital                                                                      19,810,522             19,810,522
   Retained earnings                                                                      (765,060)              (137,700)
                                                                                ------------------      -----------------
     Total members' equity                                                              19,045,462             19,672,822
                                                                                ------------------      -----------------
     Total liabilities and members' equity                                      $       21,525,487      $      20,118,475
                                                                                ==================      =================


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 1998

--------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE 3 MONTHS ENDED  FOR THE 9 MONTHS ENDED
                                                                      SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                                                         (UNAUDITED)             (UNAUDITED)

Income:
   Rent                                                             $          873,340      $       2,566,738
   Other                                                                        27,003                 85,303
                                                                    ------------------      -----------------
      Total income                                                             900,343              2,652,041
                                                                    ------------------      -----------------
Expenses:
   Maintenance                                                                 264,384                903,591
   Professional fees                                                           161,897                614,218
   Utilities                                                                   218,315                569,570
   General and administrative                                                  130,303                339,215
   Depreciation & amortization                                                 165,599                411,928
   Property taxes                                                              104,031                312,296
   Other operating expenses                                                     44,879                128,583
                                                                    ------------------      -----------------
      Total expenses                                                         1,089,408              3,279,401
                                                                    ------------------      -----------------
Net loss                                                            $         (189,065)     $        (627,360)
                                                                    ==================      =================
Net loss per Class A Unit - primary                                 $            (0.02)     $           (0.07)
Net loss per Class A Unit - fully diluted                           $            (0.02)     $           (0.06)



   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 1998


-------------------------------------------------------------------------------------------------------------------------
                                              CLASS A         CLASS B
                                              MEMBERSHIP     MEMBERSHIP        PAID IN         RETAINED
                                                UNITS           UNITS           CAPITAL         EARNINGS         TOTAL

Balance, December 31, 1997                     9,058,041         941,959   $    19,810,522   $  (137,700)   $  19,672,822

Units transferred (unaudited)                    408,897       (408,897)                 -              -               -

Year to date loss (unaudited)                          -               -                 -       (627,360)       (627,360)
                                            ------------   -------------   ---------------   ------------   -------------
Balance, September 30, 1998 (unaudited)        9,466,938         533,062   $    19,810,522   $   (765,060)  $  19,045,462
                                            ============   =============   ===============   ============   =============

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 1998


--------------------------------------------------------------------------------------------------------------
                                                          FOR THE 3 MONTHS ENDED        FOR THE 9 MONTHS ENDED
                                                            SEPTEMBER 30, 1998            SEPTEMBER 30, 1998
                                                               (UNAUDITED)                   (UNAUDITED)
Cash flows from operating activities:
   Net loss                                               $            (189,065)        $            (627,360)
   Reconciliation of net loss to cash flows
    provided by operating activities:
      Depreciation & amortization expense                                165,599                       411,928
      Changes in operating assets and liabilities:
        Increase in assets, excluding cash
         rental property and capitalized lease costs                    (80,070)                      (70,232)
        Increase in liabilities                                          812,332                       981,395
                                                          ----------------------        ----------------------

        Cash flows provided by operating activities                      708,796                       695,731
                                                          ----------------------        ----------------------

Cash flows from investing activities:
   Lease commissions paid                                              (760,305)                     (879,328)
   Lease restructuring costs paid                                      (912,742)                     (912,742)
   Capital Expenditures (net)                                           (37,387)                     (474,639)
                                                          ----------------------        ----------------------

        Cash flows provided by investing activities                  (1,710,434)                   (2,266,709)
                                                          ----------------------        ---------------------

Cash flows from financing activities:
   Net Draws on Line of Credit                                         1,002,000                     1,172,000
                                                          ----------------------        ----------------------

        Cash flows (used) by financing activities                      1,002,000                     1,172,000
                                                          ----------------------        ----------------------

Net increase/(decrease) in cash                                              362                     (398,978)

Cash, beginning of period                                                  4,579                       403,919
                                                          ----------------------        ----------------------

Cash, end of period                                       $                4,941        $                4,941
                                                          ======================        ======================


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998
-------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 1997 included in the Company's Registration Statement on Form 10-SB filed on April 30, 1998

2. During February 1998 and June 1998, Edison Brothers Stores, Inc. ("Edison") exchanged an additional 280,560 and 128,616 Class B Membership Units respectively, for an equal number of Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims. In addition, during the quarter ended September 30, 1998, 279 Class A Membership Units were returned to Edison by holders of Allowed General Unsecured Claims. Such Units were canceled and an equal number of Class B Membership Units were simultaneously reissued to Edison. All outstanding Class B Membership Units will eventually be canceled and an equivalent number of Class A Membership Units issued to the holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. At June 30, 1998, Edison held 532,783 Class B Membership Units.

3. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:


                                                                        For the                 For the
                                                                     3 Months Ended          9 Months Ended
                                                                   September 30, 1998      September 30, 1998
                                                                      (unaudited)             (unaudited)

          Numerator:
               Net Earnings/(Loss) - Primary and Diluted           $        (189,065)      $        (627,360)
                                                                   ==================      ==================

          Denominator:
               Weighted Average Units Outstanding - Primary                 9,467,126               9,359,050
               Effect of Potentially Dilutive Units                           532,874                 640,950
                                                                   ------------------      ------------------
               Units Outstanding - Diluted                                 10,000,000              10,000,000
                                                                   ==================      ==================

          Primary Earnings/(Loss) per Unit                         $            (0.02)                  (0.07)
                                                                   ==================      ==================
          Diluted Earnings/(Loss) per Unit                         $            (0.02)     $            (0.06)
                                                                   ==================      ==================


         The weighted average units outstanding - basic was calculated on a daily outstanding unit basis. The outstanding units - diluted was calculated assuming that all of the Class B Units currently issued and outstanding will eventually be converted into an equal number of Class A Units.

4. Effective March 16, 1998, the Company entered into a $2,000,000 revolving line of credit with First Bank (the "Line of Credit"). The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at a rate per annum equal to the LIBOR rate plus 2.25%. There was no commitment fee

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998
-------------------------------------------------------------------------------


         for this Line of Credit. Payments due for borrowings on the Line of Credit are for interest only until maturity (March 15, 1999), when all outstanding principal and interest is due and payable. As of September 30, 1998, the Company had outstanding borrowings of $1,172,000 under the Line of Credit.

5. On August 14, 1998, the Company entered into a five-year lease for 2,835 square feet of rentable office space, or approximately 1% of total rentable space. This lease provides annual rent of less than $10,000 and expires in September 2003.

         On September 30, 1998, the Company entered into a new two-year lease with Edison for 206,450 square feet of rentable office space, or approximately 48% of total rentable space. The Edison lease provides annual rent of $1,740,978 and expires in September 2000 with an option to renew for one year at $12 per square foot or for seven years at prevailing market rates. Edison previously occupied 273,068 square feet of rentable office space, or approximately 63% of total rentable space. In connection with the Edison lease, the Company incurred lease restructuring costs of $912,742, which have been capitalized and will be amortized over the term of the lease.

         In addition, on September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated for in excess of 82,000 square feet of rentable office space, or approximately 20% of total rentable space. The Stifel lease provides annual rent ranging from $1,275,000 to $1,572,500 and expires in December 2010 with two options to renew for five year terms at prevailing market rates.

   The accompanying notes are an integral part of these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         During the forthcoming twelve months of operations, EBS Building, L.L.C. (the "Company") intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the building located at 501 North Broadway, St. Louis, Missouri (the "Building").

         On August 14, 1998, the Company entered into a five-year lease for 2,835 square feet of rentable office space, or approximately 1% of total rentable space. This lease provides annual rent of less than $10,000 and expires in September 2003.

         On September 30, 1998, the Company entered into a new two-year lease with Edison Brothers Stores, Inc. ("Edison") for 206,450 square feet of rentable office space, or approximately 48% of total rentable space (the "New Edison Lease"). The New Edison Lease provides annual rent of $1,740,978 and expires in September 2000 with an option to renew for one year at $12 per square foot or for seven years at prevailing market rates. This New Edison Lease replaced the prior lease agreement between the Company and Edison under which Edison occupied 273,068 square feet of rentable office space, or approximately 63% of total rentable space. In connection with the New Edison Lease, the Company incurred lease restructuring costs of $912,742, which have been capitalized and will be amortized over the term of the New Edison Lease.

         In addition, on September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated for not less than 82,000 square feet of rentable office space, or approximately 20% of total rentable space. The Stifel lease provides annual rent ranging from $1,275,000 to $1,572,500 and expires in December 2010 with two options to renew for five year renewal terms at then prevailing market rental rates. The lease commencement date is January 1, 1999. Pursuant to the Stifel lease, the name of the Building has changed to "One Financial Plaza". In addition, the Company incurred lease commission costs of approximately $760,000 and expects to incur tenant improvement costs of approximately $2,000,000 in connection with the Stifel lease. Lease commissions have been capitalized and will be amortized over the term of the Stifel lease. Tenant improvement costs will be capitalized upon the completion of construction plans.

         Based upon the addition of the aforementioned leases, the annual average rental rate of all tenants, including Edison, is $12.00 per square foot. The annual average rental rate of all tenants, excluding Edison, is $15.77 per square foot. Upon commencement of each of these leases, the Building's total occupancy will be approximately 83%.

         Rental income remained relatively constant from the quarter ended June 30, 1998 to the quarter ended September 30, 1998. Total operating expenses decreased 8% during the same period, primarily due to lower levels of professional fees incurred during the third quarter as well as lower deferred maintenance costs. During the nine months ended September 30, 1998, the Company had a net decrease in cash of $398,978. This decline was caused primarily by commissions paid to leasing agents, tenant improvement costs incurred related to a tenant lease entered into on February 16, 1998, lease restructuring costs related to the New Edison Lease as well as various corporate costs incurred associated with the registration of the Class A Membership Units under the Securities Exchange Act of 1934, as amended.

         In March 1998, the Company entered into a $2,000,000 revolving line of credit with First Bank (the "Line of Credit") to cover any shortfalls in cash flows. As of September 30, 1998, the Company had $1,172,000 of outstanding borrowings under its Line of Credit. Management anticipates either increasing the Company's availability under the Line of Credit or entering into an additional revolving line of credit to fund the Company's present and anticipated financing needs related to tenant improvement costs and lease commissions on new leasing arrangements.

Year 2000 Compliance

         The Company, through its property manager, Insignia Commercial Group, Inc. (the "Property Manager"), utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The current principal accounting system software is not Year 2000 compliant. The Property Manager has informed the Company that plans are being made to update the accounting systems during 1999. The cost of such update will be borne by the Property Manager. However, in the event that such systems should fail, as a contingency plan, the Company could prepare all required accounting entries manually, without incurring material additional operating expenses.

         The Property Manager has also informed the Company that it has budgeted funds for and plans to review the major date-sensitive non-information technology systems (such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems) in the Building in early 1999 to determine if such systems are materially Year 2000 compliant. The Property Manager plans to internally make such determinations. The Company expects to incur an estimated $100,000 in costs associated with upgrading the current systems. In the most reasonably likely worst case scenario, the failure of the non-information technology systems in the Building could lead tenants to withhold their rent payments, which could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company does not believe that the Year
2000 issue will pose significant problems to the Company's information technology and non-information technology systems, or that resolution of any potential problems with respect to such systems will have a material adverse effect on the Company's financial condition or results of operations.


        The Company has not endeavored to determine whether or not its tenants are Year 2000 compliant. The most reasonably likely worst case scenario facing the Company as a result of a failure of its tenants' (or their financial service providers') computer systems would be such tenants' inability to pay rent on time. Such delays in payment could have a material adverse effect on the Company's financial condition or results of operations.


                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-B

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

                  4:    See the Members Agreement, referenced as Exhibit 3.2.

                  10.6: Lease by and among EBS Building, L.L.C., Stifel
                        Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 30,1998.

                  10.7: Lease by and between EBS Building, L.L.C. and Edison
                        Brothers Stores, Inc., dated September 30, 1998.

                  10.8: Assignment of Lease by and between EBS Building, L.L.C.
                        and Edison Brothers Stores, Inc., dated September 30, 1998.

                  27:   Financial Data Schedule.

         (b) Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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


                                      REGISTRANT:

                                      EBS Building, L.L.C.

                                      By: PricewaterhouseCoopers LLP, as Manager

                                      By:        /s/ Keith F. Cooper
                                            -------------------------------
                                            Keith F. Cooper, Partner

Date:  November 13, 1998

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

                  4:    See the Members Agreement, referenced as Exhibit 3.2.


                  10.6: Lease by and among EBS Building, L.L.C., Stifel
                        Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 30, 1998.

                  10.7: Lease by and between EBS Building, L.L.C. and Edison
                        Brothers Stores, Inc., dated September 30, 1998.

                  10.8: Assignment of Lease by and between EBS Building, L.L.C.
                        and Edison Brothers Stores, Inc., dated September 30, 1998.

                  27:   Financial Data Schedule.