Form 10KSB
period 1998-12-31
EBS BUILDING LLC
filed 1999-03-31
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended    December 31, 1998
                          -----------------------

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) O THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.



                        Commission file number 000-24167


                              EBS Building, L.L.C.
 -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Delaware                                       43-1794872
   ----------------------------------------                --------------------
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification  No.)


        c/o PricewaterhouseCoopers LLP
               800 Market Street
             St. Louis, Missouri                                63101-2695
   -----------------------------------------              ----------------------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (314) 206-8500
 -------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
      Title of Each Class                                on Which Registered
      ----------------------                         ---------------------------

             N/A                                                 N/A
---------------------------------                    ---------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                            Class A Membership Units
 -------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  /X/              No / /

         Check if there are no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State the issuer's revenues for its most recent fiscal year. $3,356,043
                                                                      ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $18,544,670 FN1
         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes /X/              No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1998, there were 10,000,000 Class A Membership Units outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes / /              No  /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

         None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings (the "Chapter 11 Proceedings") of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the "Building"), to the Company on September 26, 1997 in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units

FN1/       Based on book value, as there is no public trading market for the
Class A Membership Units. This number may or may not reflect the true market value of such units.

of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison canceled 9,058,041 Class B Membership Units and simultaneously issued 9,058,041 Class A Membership Units of the Company to holders of Allowed General Unsecured Claims (as defined in the Plan of Reorganization). All outstanding Class B Units were to eventually be canceled and an equivalent number of Class A Units issued to the holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. As of December 31, 1998, all Class B Units held by Edison were canceled and an equivalent number of Class A Units had been issued to holders of Allowed General Unsecured Claims.

         Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of acquiring, owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building, and for receiving, administering and distributing any disposition proceeds relating thereto. It primarily derives income from the rental of office space. The proceeds from the eventual sale of the Building will be distributed along with any other Company assets to the appropriate holders of Membership Units (the "Members") in accordance with the Members Agreement.

         The Members Agreement contemplates that the Company will sell the Building by September 26, 2000, or if not by then, within the four year period immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 1999, the Company intends to actively market the Building for sale.

         The business in which the Company is engaged is highly competitive, in terms of both leasing available office space and potentially selling the Building. The Building is located in downtown St. Louis and is subject to leasing competition from other similar types of properties in downtown St. Louis and throughout the St. Louis area. The Company competes for tenants for the Building with numerous other individuals and entities engaged in real estate leasing activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. In addition to leasing competition, there is competition in the Company's business of disposing of the Building considering the competition in the institutional real estate market for attractive real estate investment properties.

         The Building is considered Class A property for real estate investment purposes. According to Insignia ESG, Inc., the vacancy rate in downtown St. Louis for Class A properties was less than ten percent as of December 1998. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

         The Company has no employees. The operations of the Company are the responsibility of the Manager. (See Item 9 below).

         The Company entered into a commercial property management and leasing agreement, effective January 1, 1998, (the "Insignia Agreement") with Insignia Commercial Group, Inc. (the "Property Manager"). The Insignia Agreement granted the Property Manager the exclusive right to lease office space located within the Building commencing January 1, 1998. The Property Manager receives certain commissions for its leasing work, which commissions range from 1.5% to 5% of gross rentals, depending on the presence or absence of certain variables. The Insignia Agreement also engaged the Property Manager to manage and operate the Building commencing on February 1, 1998 in consideration of certain management fees. Additionally, the Property Manager receives a construction management fee with respect to non-routine capital improvements in the Building. The Company reimburses the Property Manager for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. The Property Manager is also provided with free rental of furnished office space in the Building. In fiscal 1998, the Property Manager earned $730,628 in fees, commissions and expense reimbursements.

Year 2000 Compliance

         The Company, through its Property Manager, utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The current principal accounting system software is not Year 2000 compliant. The Property Manager has informed the Company that plans have been made to update the accounting systems during 1999. The cost of such update will be borne by the Property Manager. However, in the event that such systems should fail, as a contingency plan, the Company could prepare all required accounting entries manually, without incurring material additional operating expenses.

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

         The Company has not endeavored to determine whether or not its tenants are Year 2000 compliant. The most reasonably likely worst case scenario facing the Company as a result of a failure of its tenant's (or their financial service providers') computer systems would be such tenant's inability to pay rent on time. Such delays in payment could have a material adverse effect on the Company's financial condition or results of operations.

         The Company files annual and periodic reports with the Securities and Exchange Commission ("SEC"). You may read and copy any materials filed by the Company with the

SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Building is a twelve-floor office building with 434,136 square feet of rentable space, which square footage includes 9,393 square feet of meeting rooms and 13,008 square feet of mezzanine space, and which also has a subterranean parking garage containing 159 parking spaces. The Building is located at 501 N. Broadway, St. Louis, Missouri. The Building is the headquarters building of Edison and was deeded to the Company by quit claim deed on September 26, 1997. The Building was built in 1985.

         The Company does not own any real estate other than the Building, and will not otherwise invest in interests in real estate or real estate mortgages. The Building is the only property in which the Company has an interest.

         The Company believes that the Building is adequately insured. Allendale Mutual Insurance Company provided the property insurance for the Building through January 31, 1998. As of February 1, 1998, Travelers Indemnity of Illinois provides the property insurance for the Building.

         There are only two tenants leasing greater than 10% of the rentable space in the Building. The leases of such tenants are described below:

         On September 30, 1998, the Company entered into a new two-year lease with Edison for 206,450 square feet of rentable office space, or approximately 48% of total rentable space (the "Edison Lease"). The Edison Lease provides for annual rent of $1,740,978 and expires in September 2000 with an option to renew for one year at $12 per square foot or for seven years at prevailing market rates. This Edison Lease replaced the prior lease agreement between Edison and the Company under which Edison occupied 273,068 square feet of rentable office space, or approximately 63% of total rentable space. In connection with the Edison Lease, the Company incurred lease restructuring costs of $912,742, which have been capitalized and will be amortized over the term of the Edison Lease.

         On March 9, 1999, Edison, together with seven of its affiliates, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. The ultimate effects of the bankruptcy on the financial condition and results of operations are not known at this time. See, Management's Discussion and Analysis, below.

         In addition to the Edison Lease, on September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated ("Stifel") for 91,763 square feet of rentable office space, or approximately 21% of total rentable space. The

Stifel lease, which commenced on February 1, 1999, provides annual rent ranging from $1,376,445 to $1,651,734 and expires in April 2011 with two options to renew for five year renewal terms at then prevailing market rental rates. Pursuant to the Stifel lease, the name of the Building has changed to "One Financial Plaza". In addition, the Company incurred lease commission costs of approximately $768,930 and expects to incur tenant improvement costs of approximately $2,362,897 in connection with the Stifel lease. Lease commissions have been capitalized and will be amortized over the term of the Stifel lease. Tenant improvement costs will be capitalized upon the completion of construction plans.

         As of December 31, 1998, the annual average rental rate of all tenants, including Edison, is $11.08 per square foot. The annual average rental rate of all tenants, excluding Edison, is $16.88 per square foot. The Building's total occupancy as of December 31, 1998 was 64%. Upon commencement of the Stifel lease in February 1999, the Building's total occupancy increased to approximately 85%.

         The following table sets forth certain information with respect to the leases in the Building as of December 31, 1998:

----------------------------------------------------------------------------------------------------------------------
                                                                                               CURRENT % OF
                          NUMBER OF                                    ANNUAL RENT AS          GROSS ANNUAL
YEAR                      EXPIRATIONS        SQUARE FOOTAGE             OF 12/31/98            RENT
----------------------------------------------------------------------------------------------------------------------
1999                      1                      5,559                   $86,164                3%
----------------------------------------------------------------------------------------------------------------------
2000                      2                      220,057                 $1,945,083             67%
----------------------------------------------------------------------------------------------------------------------
2001                      3                      26,946                  $548,653               19%
----------------------------------------------------------------------------------------------------------------------
2003                      1                      2,835                   $51,030                2%
----------------------------------------------------------------------------------------------------------------------
2008                      1                      20,280                  $278,911               10%
----------------------------------------------------------------------------------------------------------------------


         In March 1998, the Company entered into a $2,000,000 revolving line of credit with First Bank (the "Line of Credit") to cover any shortfalls in cash flows. The Line of Credit is secured by a mortgage on the Building and matured on March 15, 1999. As of December 31, 1998, the Company had fully drawn upon the Line of Credit. On March 15, 1999, a First Extension and Modification Agreement was entered into thereby extending the maturity date of the Line of
Credit to    April 15, 1999. On March 23, 1999 the Company entered into a new
5,200,000 line of credit with First Bank which replaces the existing Line of Credit.

         The net federal tax basis of the Building approximates $17,523,301 (gross cost of $20,000,000 less accumulated depreciation of $2,476,699). Included in the net federal tax basis is land cost of $1,222,815. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service. However, due to the fact that the Company has made a Section 754 tax election on its 1998 tax return, the 1998 calculation of the Building's basis pursuant to Section 743 is still being finalized with the preparation of the 1998 tax returns. Therefore, the final gross cost and accumulated depreciation numbers could deviate from the amounts listed.

         Real estate taxes for the Building for calendar year 1998 were $381,971.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding against the Company being contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of March 22, 1999, there were 2,051 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

         The Company has not declared or paid any cash distributions on any of its Class A Units or Class B Units during the fiscal year ended December 31, 1998. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A Members in proportion to their respective Class A Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. In addition, all distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose.

         All of the Class B Units have been exchanged by Edison for Class A Units, and such Class A Units have been distributed by Edison to the holders of Allowed General Unsecured Claims of Edison in accordance with the provisions of the Member's Agreement.

         All Class A Units are freely tradable by persons other than "affiliates" of the Company without restriction under the Securities Act of 1933, as amended (the "Securities Act"). The Class A Units held by affiliates may not be sold unless registered under the Securities Act or unless an exemption from registration, such as Rule 144, is available. In general, under Rule 144 each affiliate may sell within any period of three months a number of Class A Units equal to the greater of 1% of the then outstanding Class A Units and the average weekly trading volume of Class A Units reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the sale. The Company does not know whether any sales of Class A Units will be so reported. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         It should be noted that this Annual Report on Form 10-KSB contains forward looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Company. Actual results could differ materially from those contemplated by such statements.

         During the forthcoming twelve months of operations, the Company intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building. Further, the Company intends to actively market the Building for sale during the forthcoming twelve months as well as to continue to secure additional tenant leasing agreements.

         On September 30, 1998, the Company entered into a new two-year lease with Edison for 206,450 square feet of rentable office space, or approximately 48% of total rentable space. Edison's previously occupied 273,068 square feet of rentable space. In addition, during the fiscal year ended December 31, 1998, the Company entered into lease agreements with three new tenants, including a lease with Stifel for 91,763 square feet of rentable office space, or approximately 21% of the total rentable space of the Building, commencing February 1, 1999. Management anticipates that Stifel will fully occupy its leased space by April 1, 1999.

         These leasing agreements, including the new Edison lease, resulted in a total occupancy rate of 64%, as of December 31, 1998, versus an occupancy rate of 74% as of December 31, 1997. Upon commencement of the Stifel lease in February 1999, the Building's total occupancy rate increased to approximately 85%. During 1998, the Company incurred lease commission costs of approximately $895,041, tenant improvement costs of approximately $392,491 and lease restructuring costs of $912,742 in connection with the aforementioned leases.
In addition, the Company expects to incur an additional $2,348,000 in tenant improvements related to the Stifel lease during 1999.

         During the fiscal year ended December 31, 1998, the Company had a net decrease in cash of $403,407. This decline was caused primarily by commissions paid to leasing agents, tenant improvement costs, lease restructuring costs related to the lease renegotiations with Edison as well as various corporate costs incurred associated with the registration of the Class A Membership Units under the Securities Exchange Act of 1934, as amended. In March 1998, the Company entered into the $2,000,000 Line of Credit with First Bank to cover any shortfalls in cash flows. As of December 31, 1998, the Company had fully drawn upon its Line of Credit. Such funds were primarily used to finance lease commissions, tenant improvements and lease restructuring costs incurred related to the aforementioned leases entered into during 1998. On March 23, 1999, the Company entered into a new $5,200,000 revolving line of credit to fund present and anticipated financing needs related to tenant improvement costs and lease commissions on new leasing arrangements. This line of credit replaces the existing Line of Credit with First Bank.

         As of December 31, 1998, the Company had committed to the payment of $2,362,897 in tenant improvement costs and an additional $417,807 in lease commissions associated with the Stifel lease. These amounts will be paid during fiscal 1999. Management is not aware of any other commitments or contingencies affecting the Company.

         On March 9, 1999, Edison, the Building's largest tenant, filed, together with seven of its affiliates, for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. As of March 31, 1999, the Company had an account receivable from Edison in an amount equal to $157,106.50, which is the amount of the monthly rental payment that was due on March 1, 1999. The ultimate effect of the bankruptcy filing of Edison on the operating results of the Company and its ability to sell the Building is not known at this time.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company are submitted as a separate section of this report on Form 10-KSB on pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in the Company's independent public accountants since the formation of the Company, and no disagreements with such accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         PricewaterhouseCoopers LLP (the "Manager") has served as the Manager of the Company since its inception. In accordance with the terms of Article III of the Members Agreement, the Manager of the Company is responsible for all aspects of the Company's operations, subject to the requirement that the Manager obtain the approval of either the holders of a majority of the Class A Units (the "Requisite Holders") or the Designation Members (as defined below) before taking certain actions, which actions are specified in Section 3.5.2 of the Members Agreement. The Manager will serve as the Manager of the Company until its resignation or removal in accordance with Section 3.8 of the Members Agreement.

         The Members Agreement defines "Designation Members" as "the three [M]embers who, as of the date that any action is to be taken [under the Members Agreement] by the Designation Members, hold at least 5% of the total Class A Units and constitute the holders of record of the three largest amounts of Class A Units (based on such Members' Class A Sharing Percentages); provided, however, that (i) any [p]erson and its affiliates will be treated as a single [p]erson for such purpose; (ii) no [p]erson who is an affiliate of Edison may be a Designation Member, and (iii) any person who notifies the Company that such [p]erson does not wish to be a Designation Member shall be disregarded in determining the [p]ersons entitled to be a Designation Member.

         As of December 31, 1998, the Manager believes that the following entities are the Designation Members of the Company:

         Swiss Bank Corporation
         222 Broadway, 20th Floor
         New York, NY 10038

         Citibank, N.A.
         599 Lexington Avenue, 21st Floor
         New York, NY 10043

         Contrarian Capital Management, L.L.C.
         (on behalf of funds for which it acts as general partner) 411 West Putnam Ave., Suite 225
         Greenwich, CT 06830

         The Designation Members or Requisite Holders have the power to remove the Manager of the Company with or without cause. In addition, the Designation Members have the power to call meetings of Members. Further, the approval of either the Designation Members or the Requisite Holders is required prior to the Manager (i) adopting any annual budget for the Company, (ii) entering into any lease agreement for more than 20,000 square feet and (iii) making or committing to make an expenditure in an aggregate amount exceeding $1,000,000 for additions to the Company's property, plant or equipment. The approval of the Designation Members or the Requisite Holders is also required before the Manager causes the Company to enter into any contract for sale of the Building.

         As indicated above, the Manager of the Company is PricewaterhouseCoopers LLP, 800 Market Street, St. Louis, Missouri 63101-2695. Keith F. Cooper, a partner of PricewaterhouseCoopers LLP, is the primary contact for the Manager with respect to the Company.

         The background and experience of Keith F. Cooper are as follows:

         Keith F. Cooper is a Certified Public Accountant and a Partner of PricewaterhouseCoopers LLP. He has been with PricewaterhouseCoopers LLP and its predecessors for fifteen (15) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services , appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

Section 16(a) Beneficial Ownership Reporting Compliance:

         Except as set forth below, to the best knowledge of the Company, all reports required to be filed under Section 16 by any officer, director, beneficial owner of more than 10% of any class of securities registered pursuant to Section 12 of the Exchange Act or any other person subject to the reporting requirements of Section 16 have been timely filed with the
Commission: The Company believes that Citicorp North America has not timely filed a report on Form 4 with respect to a reportable transaction which occurred in December of 1998. The Company understands that such a report is being prepared and will be filed shortly. In addition, to the best knowledge of the Company, Swiss Bank Corporation has not filed any Section 16(a) filings.

ITEM 10. EXECUTIVE COMPENSATION.

         The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. The Manager was paid $277,619 for fees and expenses incurred in connection with its services as Manager for fiscal year 1998 as well as tax consulting services and preparation of the Company's annual and periodic reports. In addition, as of December 31, 1998, the Company owed the Manager $10,016 for unpaid fees and expenses incurred during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 1998, all of the issued and outstanding Class B Units had been canceled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 1998, the following entities were the beneficial owners of greater than 5% of the Class A Units.

----------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF
                                       NAME AND ADDRESS OF            CLASS A UNITS            PERCENTAGE OF
           TITLE OF CLASS              BENEFICIAL OWNER             BENEFICIALLY OWNED              CLASS
----------------------------------------------------------------------------------------------------------------------
Class A Membership Units              Citicorp North America            1,597,451 (1)            16.0%
                                      599 Lexington Ave.
                                      21st Floor New York, NY 10043
----------------------------------------------------------------------------------------------------------------------
Class A Membership Units              Contrarian Capital Management,    2,475,757 (2)            24.8%
                                      L.L.C. and/or Contrarian Capital
                                      Advisors, L.L.C.
                                      411 West Putnam Ave.
                                      Suite 225
                                      Greenwich, CT 06830
----------------------------------------------------------------------------------------------------------------------
Class A Membership Units              Principal Mutual Life Insurance     807,659 (3)             8.1%
                                      Co.
                                      711 High Street
                                      Des Moines, Iowa 50392
----------------------------------------------------------------------------------------------------------------------

         Based upon a review of the Company's records, Swiss Bank Corporation, 222 Broadway, 20th Floor, New York, NY 10038, is the record owner of 1,582,317 (or 15.8%) Class A Units. The Company does not know if Swiss Bank Corporation owns any such shares beneficially.

         (1) Based on a letter from Citicorp North America to the Company dated March 29, 1999.
         (2) Based on a letter from Contrarian Capital Management, L.L.C. to the Company dated March 22, 1999.
         (3) Based on a letter from Principal Mutual Life Insurance to the Company dated March 30, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During January 1998, the Company employed Edison as the property manager of the Building. As property manager, the Company paid Edison management fees and reimbursed

Edison for employee salaries totaling $30,017 for the month of January 1998. During January 1998, Edison leased 273,068 rentable square feet in the Building, which represents 63% of the Building's total rentable square footage.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)  INDEX TO EXHIBITS.

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

              4:      See the Members Agreement, referenced as Exhibit 3.2.

              10.6: Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 30, 1998 incorporated by reference to the Issuer's Registration Statement on Form 10-QSB filed on November 13, 1998, Exhibit 10.6.

              10.7: Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc., dated September 30, 1998 incorporated by reference to the Issuer's Registration Statement on Form 10-QSB filed on November 13, 1998,
                      Exhibit 10.7.

              10.8: Assignment of Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc., dated September 30, 1998 incorporated by reference to the Issuer's Registration Statement on Form 10-QSB filed on November 13, 1998,
                      Exhibit 10.8.

              10.9: First Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated December 1, 1998.

              10.10: Second Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated February 1, 1999.

              10.11: First Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank dated March 15, 1999.

      10.12: Second Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999.

      10.13: Additional Promissory Note by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999.

      10.14: Amendment to Deed of Trust by and among EBS Building, L.L.C., First Bank and First Land Trustee Corp., dated March 23, 1999.

      10.15: Amendment to Assignment of Leases and Rents by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999.

         11:   Statement re: Computation of Earnings

         27:   Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K.

              The Company did not file any reports on Form 8-K during the last fiscal quarter covered by this report. The Company did, however, file a report on Form 8-K on March 11, 1999.


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


                                   REGISTRANT:

                                   EBS Building, L.L.C.

                                   By:  PricewaterhouseCoopers LLP, as Manager

                                   By:        /s/ Keith F. Cooper
                                         ------------------------------------
                                         Keith F. Cooper, Partner

Date: March 31, 1999

                [Rubin, Grown, Gornstein & Co LLP Letterhead]

                          INDEPENDENT AUDITORS' REPORT


Members
EBS Building, L.L.C.
St. Louis, Missouri


We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 1998 and 1997 and the related statements of operations, changes in members' equity and cash flows for the year ended December 31, 1998 and the period beginning September 26, 1997 and ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period beginning September 26, 1997 and ended December 31, 1997 in conformity with generally accepted accounting principles.


                                           /s/Rubin, Brown, Gornstein & Co. LLP

February 26, 1999

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                                  BALANCE SHEET




                                                               Assets

                                                                                                   December 31,
                                                                                 ----------------------------------------
                                                                                             1998               1997
                                                                                 ----------------------------------------

RENTAL PROPERTY                                                                          $ 19,683,977       $ 19,584,653
-------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
  Cash                                                                                            512            403,919
  Rents receivable                                                                             18,209              7,465
  Due from Edison Brothers Stores, Inc.                                                            --             61,398
  Prepaid expenses                                                                             19,931             61,040
  Lease commissions, net                                                                      884,766                 --
  Lease restructuring costs, net                                                              766,703                 --
  Deposits                                                                                        202                 --
-------------------------------------------------------------------------------------------------------------------------
      TOTAL OTHER ASSETS                                                                    1,690,323            533,822
-------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 21,374,300       $ 20,118,475
=========================================================================================================================


                                                  Liabilities And Members' Equity

LIABILITIES
  Accounts payable                                                                       $    180,061       $     63,418
  Accrued professional fees                                                                    73,636            139,297
  Accrued utilities                                                                            78,695             72,644
  Accrued salaries                                                                             34,131             45,777
  Accrued payable - other                                                                     451,845                 --
  Due to Edison Brothers Stores, Inc.                                                              --            112,022
  Note payable                                                                              2,000,000                 --
  Other liabilities                                                                            11,262             12,495
-------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                      2,829,630            445,653
-------------------------------------------------------------------------------------------------------------------------

MEMBERS' EQUITY
  Membership units (Class A - 10,000,000 authorized, 10,000,000 and 9,058,041 issued and outstanding at December 31, 1998 and 1997, respectively Class B - 0 and 941,959 authorized, issued and
   outstanding at December 31, 1998 and 1997, respectively)                                        --                 --
  Paid-in capital                                                                          19,810,522         19,810,522
  Retained earnings (deficit)                                                              (1,265,852)          (137,700)
-------------------------------------------------------------------------------------------------------------------------
     TOTAL MEMBERS' EQUITY                                                                 18,544,670         19,672,822
-------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 21,374,300       $ 20,118,475
=========================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                     STATEMENT OF CHANGES IN MEMBERS' EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD
            BEGINNING SEPTEMBER 26, 1997 AND ENDED DECEMBER 31, 1997








                                                 Class A         Class B
                                              Membership      Membership        Paid-In         Retained
                                                   Units           Units        Capital         Earnings           Total
                                        ---------------------------------------------------------------------------------

BALANCE - SEPTEMBER 26, 1997                          --              --    $        --     $        --     $         --

ORIGINAL CAPITAL CONTRIBUTION                         --      10,000,000     19,810,522              --       19,810,522

UNITS TRANSFERRED                              9,058,041      (9,058,041)            --              --               --

PERIOD LOSS                                           --              --             --        (137,700)        (137,700)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                    9,058,041         941,959     19,810,522        (137,700)      19,672,822

UNITS TRANSFERRED                                941,959        (941,959)            --              --               --

CURRENT YEAR LOSS                                     --              --             --      (1,128,152)      (1,128,152)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                   10,000,000              --   $ 19,810,522    $ (1,265,852)    $ 18,544,670
=========================================================================================================================



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS






                                                                                                          For The Period
                                                                                                               Beginning
                                                                                      For The         September 26, 1997
                                                                                   Year Ended                  And Ended
                                                                            December 31, 1998          December 31, 1997
                                                                   ------------------------------------------------------
INCOME
  Rent                                                                           $  3,255,117                 $  822,477
  Other                                                                               100,926                     25,455
-------------------------------------------------------------------------------------------------------------------------
       TOTAL INCOME                                                                 3,356,043                    847,932
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
  Maintenance                                                                       1,199,400                    274,034
  Professional fees                                                                   829,829                    157,918
  Utilities                                                                           719,450                    153,478
  General and administrative                                                          524,511                    131,329
  Taxes (including real estate taxes)                                                 382,173                    101,340
  Other operating expenses                                                            173,050                     41,664
  Depreciation and amortization                                                       655,782                    125,869
-------------------------------------------------------------------------------------------------------------------------
       TOTAL EXPENSES                                                               4,484,195                    985,632
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                         $ (1,128,152)                $ (137,700)
=========================================================================================================================





--------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS


                                                                                                          For The Period
                                                                                                               Beginning
                                                                                      For The         September 26, 1997
                                                                                   Year Ended                  And Ended
                                                                            December 31, 1998          December 31, 1997
                                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $ (1,128,152)              $   (137,700)
  Reconciliation of net loss to cash flows
    provided by operating activities:
      Depreciation and amortization                                                   655,782                    125,869
      Change in assets and liabilities:
        (Increase) decrease in rent receivable, due
          from Edison Brothers Stores, Inc.,
          prepaid expenses and other assets                                            91,561                  (129,903)
        Increase in liabilities, excluding note
          payable                                                                     383,977                    445,653
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,168                    303,919
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES
  Additions to rental property                                                      (598,792)                         --
  Payments for lease commissions                                                    (895,041)                         --
  Payments for lease restructuring costs                                            (912,742)                         --
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTMENT ACTIVITIES                                            (2,406,575)                         --
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contribution                                                                     --                    100,000
  Proceeds from note payable                                                        2,000,000                         --
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,000,000                    100,000
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                     (403,407)                    403,919

CASH - BEGINNING OF PERIOD                                                            403,919                         --
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                             $        512               $    403,919
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Contribution of land and building                                              $         --               $ 19,710,522
-------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



1.       DESCRIPTION OF BUSINESS

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri (the "Building") to the Company on September 26, 1997 as a part of the overall distribution to holders of Allowed General Unsecured Claims against Edison (as defined in the Plan of Reorganization), who received Membership Units in the Company (as more fully described below in Note
         4).

         Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of acquiring, owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building, and for receiving, administering and distributing any disposition proceeds relating thereto. It primarily derives income from the rental of office space. The proceeds from the eventual sale of the Building will be distributed along with any other Company assets to the appropriate holders of Membership Units (the "Members") in accordance with the Members Agreement.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         BASIS OF PRESENTATION

         These financial statements include the accounts of EBS Building, L.L.C. for the year ended December 31, 1998 and the period beginning September 26, 1997 and ended


--------------------------------------------------------------------------------

EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)



         December 31, 1997.

         CASH

         Cash consists of an amount held in a demand deposit account in the Company's name at a highly-rated financial institution.

         RENTAL PROPERTY

         Rental property includes land, building, building improvements and tenant improvements. Land and building were recorded at their carryover basis from Edison (i.e., Edison's historical book value) at September 26, 1997. Such carryover basis reflects a review in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Maintenance, repairs and minor improvements are expensed as incurred. The Building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 years and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

         LEASE COMMISSIONS AND LEASE RESTRUCTURING COSTS

         Lease commissions and lease restructuring costs are capitalized and amortized over the term of the lease.

         RENTAL INCOME AND OPERATING EXPENSES

         Rental income and operating expenses are recorded on the accrual basis of accounting.

         INCOME TAXES

         The Company is not subject to income taxes. Instead, the members report their distributive share of the Company's profits and losses on their respective income tax returns.

--------------------------------------------------------------------------------

EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)





3.       RENTAL PROPERTY

         Rental property includes the following:


                                                                                      December 31,
                                                                     ---------------------------------------
                                                                                    1998               1997
                                                                     ---------------------------------------

             Land                                                            $ 2,250,520        $ 2,250,520
             Building                                                         17,765,629         17,765,629
             Building improvements                                               161,259                 --
             Tenant improvements                                                 377,657                 --
             Construction in progress                                             59,876                 --
             -----------------------------------------------------------------------------------------------
                                                                              20,614,941         20,016,149
             Less:  Accumulated depreciation and
               amortization                                                      930,964            431,496
             -----------------------------------------------------------------------------------------------

                                                                            $ 19,683,977       $ 19,584,653
             ===============================================================================================

         The Building is located in downtown St. Louis, Missouri and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At December 31, 1997, the Building had six tenants leasing 319,180 square feet for an occupancy rate of 74%. At December 31, 1998, the Building had eight tenants leasing 275,677 square feet for an occupancy rate of 64%.

         At December 31, 1998, there is one tenant which occupies greater than 10% of the leasable space. Edison occupies 206,450 square feet or 48% of total leasable space.

         On September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Inc. (the "Stifel lease") for 91,763 square feet of rentable office space. Upon commencement of the Stifel lease in February 1999, the occupancy rate of the Building increased to approximately 85%.

         At December 31, 1998, minimum payments due to the Company under noncancellable operating lease agreements, including the Stifel lease, are as follows:


                                YEAR                                              AMOUNT
                                ---------------------------------------------------------

                                1999                                         $ 3,864,092
                                2000                                           3,664,500
                                2001                                           1,987,784
                                2002                                           1,824,528
                                2003                                           1,848,878
                                Thereafter                                    13,268,634
                                ---------------------------------------------------------

                                                                            $ 26,458,416
                                =========================================================

4.       MEMBERS' EQUITY


--------------------------------------------------------------------------------

EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


         On September 26, 1997, Edison transferred the title of the Building to the Company in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 1997, Edison held 941,959 Class B Membership Units.

         During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 1998, Edison holds no Class B Membership Units.


5.       NOTE PAYABLE

         Effective March 16, 1998, the Company entered into a $2,000,000 revolving line of credit agreement. The note bears interest at an annual rate equal to the LIBOR rate plus 2.25%. There was no commitment fee. This note payable is secured by a first lien on the rental property and an assignment of leases and rental income. Payments are for interest only until maturity on March 15, 1999, when all outstanding principal and interest is due and payable. As of December 31, 1998, the Company had outstanding borrowings of $2,000,000.


6.       RELATED PARTY TRANSACTIONS

         During 1997, Edison was employed by the Company as the property manager of the Building. As property manager, the Company paid Edison management fees and reimbursed Edison for employee salaries totalling $104,150 for the period from September 26, 1997 through December 31, 1997. As of December 31, 1997, the Company was due $61,398 from Edison, relating primarily to overpayment of payroll costs. The Company owed $112,022 as of December 31, 1997 primarily for property taxes paid by Edison on behalf of the Company.

         One of Edison's six board members is an employee of a Member of the Company.

--------------------------------------------------------------------------------

EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


7.       SUBSEQUENT EVENTS

         EDISON FILES BANKRUPTCY

         On March 9, 1999, Edison filed bankruptcy under Chapter 11 of the Bankruptcy Code. It is unknown at this time how this will affect the lease agreement between Edison and the Company.

         EXTENSION OF MATURITY OF NOTE PAYABLE

         On March 15, 1999, the Company entered into an agreement to extend the maturity date of Note Payable (Note 5) from March 15, 1999 to April 15, 1999. On March 23, 1999, the Company entered into a new $5,200,000 revolving line of credit with First Bank which replaces the existing $2,000,000 line of credit.


--------------------------------------------------------------------------------