Form 10QSB
period 1999-03-31
EBS BUILDING LLC
filed 1999-05-10
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

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

Yes  X     No
   ---        ---


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
EBS BUILDING, L.L.C.
BALANCE SHEET
MARCH 31, 1999
-------------------------------------------------------------------------------



                                                 MARCH 31, 1999    DECEMBER 31, 1998
                                                  (UNAUDITED)
ASSETS
    Rental property                               $ 21,844,335        $ 19,683,977
    Cash                                                28,813                 512
    Rents receivable                                   189,546              18,209
    Prepaid expenses                                     6,241              19,931
    Lease commissions (net)                            880,183             884,766
    Lease restructuring costs (net)                    657,175             766,703
    Other assets                                           202                 202
                                                  ------------        ------------

      Total assets                                $ 23,606,495        $ 21,374,300
                                                  ------------        ------------


LIABILITIES
    Accounts payable                              $  1,107,681        $    180,061
    Accrued professional fees                          199,379              73,636
    Accrued utilities                                   72,182              78,695
    Accrued salaries                                    47,811              34,131
    Accrued property taxes                             121,879                  --
    Accrued payable - other                            453,345             451,845
    Note Payable                                     3,413,998           2,000,000
    Other liabilities                                   10,812              11,262
                                                  ------------        ------------

      Total liabilities                              5,427,087           2,829,630
                                                  ------------        ------------

MEMBERS' EQUITY:
    Membership Units (Class A - 10,000,000
    authorized, issued and outstanding)                     --                  --
    Paid-in capital                                 19,810,522          19,810,522
    Retained earnings                               (1,631,114)         (1,265,852)
                                                  ------------        ------------

      Total members' equity                         18,179,408          18,544,670
                                                  ------------        ------------

      Total liabilities and members' equity       $ 23,606,495        $ 21,374,300
                                                  ------------        ------------

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

                                                  FOR THE 3 MONTHS ENDED    FOR THE 3 MONTHS ENDED
                                                       MARCH 31, 1999           MARCH 31, 1998
                                                        (UNAUDITED)               (UNAUDITED)
Income:
    Rent                                               $   763,714                $   816,887
    Other                                                   30,420                     30,318
                                                       -----------                -----------

      Total income                                         794,134                    847,205
                                                       -----------                -----------

Expenses:
    Maintenance                                            217,107                    295,354
    Professional fees                                      148,494                    197,187
    Utilities                                              179,218                    170,281
    General and administrative                             195,380                     78,311
    Depreciation & amortization                            252,850                    115,051
    Property taxes                                         121,879                    104,030
    Other operating expenses                                44,468                     39,813
                                                       -----------                -----------

      Total expenses                                     1,159,396                  1,000,027
                                                       -----------                -----------

Net loss                                               $  (365,262)               $  (152,822)
                                                       -----------                -----------

Net loss per Class A Unit - primary                    $     (0.04)               $     (0.02)
Net loss per Class A Unit - fully diluted              $     (0.04)               $     (0.02)

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

                                        CLASS A         CLASS B
                                       MEMBERSHIP      MEMBERSHIP      PAID IN          RETAINED
                                         UNITS            UNITS        CAPITAL          EARNINGS          TOTAL

Balance, December 31, 1998             10,000,000           -      $ 19,810,522    $ (1,265,852)     $ 18,544,670

Units transferred (unaudited)                  -            -                 -                -                -

Year to date loss (unaudited)                  -            -                 -        (365,262)         (365,262)
                                      -----------     --------     -------------    -------------     ------------

Balance, March 31, 1999 (unaudited)    10,000,000           -      $ 19,810,522     $(1,631,114)      $18,179,408
                                      ===========     ========     =============    =============     ============

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

                                            FOR THE 3 MONTHS ENDED  FOR THE 3 MONTHS ENDED

                                                  MARCH 31, 1999        MARCH 31, 1998
                                                   (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net loss                                       $  (365,262)         $  (152,822)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation & amortization expense              252,850              115,051
      Changes in operating assets and
      liabilities:
        Increase in assets, excluding cash
         rental property and capitalized              (167,569)             (83,033)
        lease costs
        Increase in liabilities, excluding
        note payable                                 1,183,460              233,650
                                                   -----------          -----------

        Cash flows provided by operating
        activities                                     903,479              112,846
                                                   -----------          -----------

Cash flows from investing activities:
    Capital Expenditures (net)                      (2,289,176)             (27,000)
                                                   -----------          -----------

        Cash flows provided by investing
        activities                                  (2,289,176)             (27,000)
                                                   -----------          -----------

Cash flows from financing activities:
    Proceeds from note payable                       1,413,998                   --
                                                   -----------          -----------

        Cash flows (used) by financing
        activities                                   1,413,998                   --
                                                   -----------          -----------

Net increase/(decrease) in cash                         28,301               85,846

Cash, beginning of period                                  512              403,919
                                                   -----------          -----------

Cash, end of period                                $    28,813          $   489,765
                                                   -----------          -----------

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999
-------------------------------------------------------------------------------

1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-KSB filed on March 31, 1999.

2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended

                                                           For the             For the
                                                        3 Months Ended      3 Months Ended
                                                        March 31, 1999      March 31, 1998
                                                         (unaudited)         (unaudited)
Numerator:
Net Earnings/(Loss) - Primary and Diluted              $   (365,262)       $     (152,822)
                                                        ============        ==============

Denominator:
     Weighted Average Units Outstanding - Primary         10,000,000             9,226,377

     Effect of Potentially Dilutive Units                         --               773,623
                                                        ------------        --------------

     Units Outstanding - Diluted                          10,000,000            10,000,000
                                                        ============        ==============


Primary Earnings/(Loss) per Unit                        $      (0.04)       $        (0.02)
                                                        ============        ==============
Diluted Earnings/(Loss) per Unit                        $      (0.04)       $        (0.02)
                                                        ============        ==============

         The weighted average units outstanding - primary was calculated on a daily outstanding unit basis. The outstanding units - diluted was calculated assuming that all of the Class B Units issued and outstanding will eventually be converted into an equal number of Class A Units.

3. On March 23, 1999, the Company entered into a $5,200,000 revolving line of credit with First Bank (the "Line of Credit"). The Line of Credit replaces the $2,000,000 line of credit previously extended by First Bank. The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at a rate per annum equal to the publicly announced Prime Rate plus 2.0%. A $26,000 fee was paid related to this Line of Credit. In addition, a credit facility fee of 0.25% of the outstanding balance of the Line of Credit as of the 1st day of each month shall be paid. Payments due for borrowings on the Line of Credit are for interest only until maturity (June 23, 1999), when all outstanding principal and interest is due and payable. As of March 31, 1999, the Company had outstanding borrowings of $3,413,998 under the Line of Credit.

4. On March 9, 1999, Edison Brothers Stores, Inc. ("Edison") filed bankruptcy under Chapter 11 of the Bankruptcy Code. As of March 31, 1999, the Company had an outstanding receivable from Edison of $157,106.50, which amount represents the March 1999 monthly rental payment. Subsequent to March 31, 1999, Edison paid the post-petition portion of this receivable and therefore, the Company currently holds an unsecured claim against Edison for $28,343.52, which represents the pre-petition portion of Edison's March 1999 rent. It is unknown at this time how this will affect the lease agreement between Edison and Company.

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

On March 9, 1999, Edison, the Building's largest tenant, filed, together with seven of its affiliates, for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. As of March 31, 1999, the Company had an account receivable from Edison in an amount equal to $157,106.50, which is the amount of the monthly rental payment that was due on March 1, 1999. Subsequent to the end of the first quarter, Edison paid the post-bankruptcy filing portion of its March rent, and has remained currently with all subsequent monthly rent payments. The Company currently holds an unsecured claim against Edison for $28,343.52, which represents the pre-petition portion of Edison's March 1999 rent. The ultimate effect of the bankruptcy filing of Edison on the operating results of the Company and its ability to sell the Building is not known at this time.

During March 1999, the Company entered into a $5,200,000 revolving line of credit with First Bank to cover any shortfalls in cash flows (the "Line of Credit"). As of March 31, 1999, the Company had drawn $3,413,998 upon its line of credit. Such funds were used to repay an existing $2,000,000 facility with First Bank, as well as to finance various other tenant improvements and lease costs. The Line of Credit matures on June 23, 1999. Future advances under the Line of Credit are only available to pay certain lienable expenses related to the Building. Due to this restriction and the delinquency of Edison's March rent payment, the accounts payable and accrued professional fees balances have risen from $180,061 and $73,636 at December 31, 1998, respectively, to $1,107,681 and $199,379 as of March 31, 1999, respectively. Management is currently seeking additional financing to fund these expenses as well as to meet the maturity payment due on the current line of credit.

First quarter 1999 rental revenue declined $53,173 versus first quarter 1998 primarily due to the give back of office space by Edison as a result of the lease restructuring arrangement entered into on September 30, 1998. In addition, general and administrative expenses increased $117,069 during the first quarter of 1999 compared to the corresponding period during 1998. This increase relates to increased salaries, advertising and office equipment rental costs that were incurred as a result of the replacement of Edison as property manager by Insignia/ESG, Inc. Further, the credit facility borrowings used to finance tenant improvements resulted in additional interest expense charges and bank fees, which are included in general and administrative expenses. Increased leasing activity during fiscal 1998 resulted in additional tenant improvement and leasing costs and a corresponding increase in depreciation and amortization of $137,799 during the period ended March 31, 1999 as compared to the same period in the prior year.

Year 2000 Compliance

         The Company, through its Property Manager, utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The current principal accounting system software is not Year 2000 compliant. The Property Manager has informed the Company that it plans to update and begin testing such updates to the accounting systems by June 1999. The cost of such update will be borne by the Property Manager. However, in the event that such systems should fail, as a contingency plan, the Company could prepare all required accounting entries manually, without incurring material additional operating expenses.

         The Property Manager has also informed the Company that it has completed a review of the major date-sensitive non-information technology systems (such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems) in the Building and is in the process of upgrading any systems that are not Year 2000 compliant. In addition, the Property Manager has hired an outside consulting firm to test the Year 2000 compliance of the Building. The Company expects to incur no more than $100,000 in costs associated with upgrading the current systems. In the most reasonably likely worst case scenario, the failure of the non-information technology systems in the Building could lead tenants to withhold their rent payments, which could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company does not believe that the Year 2000 issue will pose significant problems to the Company's information technology and non-information technology systems, or that resolution of any potential problems with respect to such systems will have a material adverse effect on the Company's financial condition or results of operations.

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

                  10.9: First Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated December 1, 1998, incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.10: Second Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated

                           February 1, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.11: First Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank dated March 15, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.12: Second Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank dated March 15, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.13: Additional Promissory Note, by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.14: Amendment to Deed of Trust by and among EBS Building, L.L.C., First Bank and First Land Trustee Corp., dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.15: Amendment to Assignment of Leases and Rents by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  27:      Financial Data Schedule.

         (b) Reports on Form 8-K. The Issuer filed a reports on Form 8-K on March 11, 1999.

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


                                 REGISTRANT:

                                 EBS Building, L.L.C.

                                 By:  PricewaterhouseCoopers LLP, as Manager

                                 By:  /s/ Keith F. Cooper
                                      --------------------------------------
                                      Keith F. Cooper, Partner

Date:  May 10, 1999

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

                  4:       See the Members Agreement, referenced as Exhibit 3.2

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

                  10.9: First Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated December 1, 1998, incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.10: Second Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated February 1, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.11: First Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank dated March 15, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.12: Second Extension and Modification Agreement by and between EBS Building, L.L.C. and First Bank dated March 15, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.13: Additional Promissory Note, by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.14: Amendment to Deed of Trust by and among EBS Building, L.L.C., First Bank and First Land Trustee Corp., dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  10.15: Amendment to Assignment of Leases and Rents by and between EBS Building, L.L.C. and First Bank, dated March 23, 1999 incorporated by reference to the Issuer's Annual Report on Form 10-KSB, filed March 31, 1999.

                  27:      Financial Data Schedule.