Form 10QSB
period 1999-06-30
EBS BUILDING LLC
filed 1999-08-13
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

/ / Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from         to
                              --------    --------
Commission file number: 000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                    43-1794872
-----------------------------------              -------------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

              c/o PricewaterhouseCoopers, LLP, 800 Market Street,
                         St. Louis, Missouri 63101-2695
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  (314)206-8500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
   ---------------    ---------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      X          No
   ---------------    --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
   ---------------    ---------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.



EBS BUILDING, L.L.C.
BALANCE SHEET
JUNE 30, 1999
--------------------------------------------------------------------------------


                                                                  JUNE 30, 1999           DECEMBER 31, 1998
                                                                   (UNAUDITED)
 ASSETS
   Rental property                                               $    22,346,003            $    19,683,977
   Cash                                                                  362,069                        512
   Rents receivable                                                       62,964                     18,209
   Prepaid expenses                                                       43,367                     19,931
   Lease Commissions (net)                                             1,071,705                    884,766
   Lease Restructuring Costs (net)                                       547,648                    766,703
   Other assets                                                              202                        202
                                                                 ---------------            ---------------
     Total assets                                                $    24,433,957            $    21,374,300
                                                                 ---------------            ---------------

 LIABILITIES
   Accounts payable                                              $       339,819            $       180,061
   Accrued professional fees                                              90,928                     73,636
   Accrued utilities                                                     138,897                     78,695
   Accrued salaries                                                       15,979                     34,131
   Accrued property taxes                                                243,758                         --
   Accrued payable - other                                                 6,000                    451,845
   Note payable                                                        6,010,017                  2,000,000
   Other liabilities                                                      25,708                     11,262
                                                                 ---------------            ---------------

     Total liabilities                                                 6,871,106                  2,829,630
                                                                 ---------------            ---------------

 MEMBERS' EQUITY:
  Membership Units (Class A - 10,000,000 authorized,
   issued and outstanding at June 30, 1999 and December
    31, 1998)                                                                 --                         --

  Paid-in capital                                                     19,810,522                 19,810,522
  Retained earnings                                                   (2,247,671)                (1,265,852)
                                                                 ---------------            ---------------

   Total members' equity                                              17,562,851                 18,544,670
                                                                 ---------------            ---------------

   Total liabilities and members' equity                         $    24,433,957            $    21,374,300
                                                                 ---------------            ---------------

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                                FOR THE 3 MONTHS ENDED               FOR THE 6 MONTHS ENDED
                                         ------------------------------------- ---------------------------------
                                           JUNE 30, 1999      JUNE 30, 1998      JUNE 30, 1999     JUNE 30, 1998
                                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)

Income:
    Rent                                 $  1,082,825       $    876,511       $  1,846,538      $  1,693,398
    Other                                      23,223             27,982             53,642            58,300
                                         ------------       ------------       ------------      ------------

      Total income                          1,106,048            904,493          1,900,180         1,751,698
                                         ------------       ------------       ------------      ------------

Expenses:
    Maintenance                               235,428            343,851            452,535           639,207
    Professional fees                         185,080            255,134            333,574           452,321
    Utilities                                 187,949            180,974            367,167           351,255
    General and administrative                682,240            130,600            877,620           208,912
    Depreciation                              258,327            131,278            511,176           246,329
    Taxes (including real estate taxes)       121,879            104,234            243,758           208,265
    Other operating expenses                   51,701             43,891             96,169            83,704
                                         ------------       ------------       ------------      ------------

      Total expenses                        1,722,604          1,189,962          2,881,999         2,189,993
                                         ------------       ------------       ------------      ------------

Net loss                                 $   (616,556)      $   (285,469)      $  (981,819)      $   (438,295)
                                         ------------       ------------       -----------       ------------

Net loss per Class A Unit - primary      $      (0.06)      $      (0.03)      $     (0.10)      $      (0.05)
Net loss per Class A Unit -
      fully diluted                      $      (0.06)      $      (0.03)      $     (0.10)      $      (0.04)


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                      CLASS A         CLASS B
                                    MEMBERSHIP      MEMBERSHIP    PAID IN         RETAINED
                                       UNITS           UNITS      CAPITAL         EARNINGS        TOTAL

Balance, December 31, 1998            10,000,000            --   $19,810,522    $(1,265,852)   $18,544,670

Units transferred (unaudited)                 --            --            --             --             --

Year to date loss (unaudited)                 --            --            --       (981,819)      (981,819)
                                     -----------   -----------   -----------    -----------    -----------

Balance, June 30, 1999
(unaudited)                           10,000,000       532,783   $19,810,522    $ (2,247,671)  $17,562,851
                                     ===========   ===========   ===========    ============   ===========


     The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                                                        FOR THE 6 MONTHS    FOR THE 6 MONTHS
                                                                             ENDED                ENDED
                                                                         JUNE 30, 1999       JUNE 30, 1998
                                                                          (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                             $  (981,819)       $  (438,295)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation expense                                                   511,177            246,329
      Changes in operating assets and liabilities:
        Increase in assets, excluding cash
         and rental property                                                 (78,113)           128,861
        Increase in liabilities                                               31,459             50,040
                                                                         -----------        -----------

        Cash flows provided by operating activities                         (517,296)           (13,065)
                                                                         -----------        -----------

Cash flows from investing activities:
    Additions to rental property                                          (2,919,938)          (437,252)
    Payments for lease commissions                                          (211,227)          (119,023)
                                                                         -----------        -----------

        Cash flows provided by investing activities                       (3,131,165)          (556,275)
                                                                         -----------        -----------

Cash flows from financing activities:
    Proceeds from note payable                                             4,010,017            170,000
                                                                         -----------        -----------

        Cash flows provided by financing activities                        4,010,017            170,000
                                                                         -----------        -----------

Net decrease in cash                                                         361,556           (399,340)

Cash, beginning of period                                                        512            403,919
                                                                         -----------        -----------

Cash, end of period                                                      $   362,068        $     4,579
                                                                         -----------        -----------


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
June 30, 1999
--------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB filed on March 31, 1999.


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:


                                                    For the 3 Months Ended          For the 6 Months Ended
                                                    ----------------------          ----------------------
                                                  June 30, 1999   June 30, 1998    June 30, 1999  June 30, 1998
                                                  (unaudited)     (unaudited)      (unaudited)      (unaudited)

     Numerator:
     Net Earnings/(Loss) - Primary and Diluted   $    (616,556)   $   (285,469)     $   (981,819)    $  (438,295)
                                                 =============    ============      ============     ===========
     Denominator:
          Weighted Average Units Outstanding -
     Primary                                        10,000,000       9,381,002        10,000,000       9,304,117
          Effect of Potentially Dilutive Units
                                                           -           618,998               -           695,883
                                                 -------------    ------------      ------------     -----------
          Units Outstanding - Diluted
                                                    10,000,000      10,000,000        10,000,000      10,000,000
                                                 =============    ============     =============     ===========
     Primary Earnings/(Loss) per Unit             $      (0.06)    $     (0.03)      $     (0.10)     $    (0.05)
     Diluted Earnings/(Loss) per Unit             $      (0.06)    $     (0.03)      $     (0.10)     $    (0.04)

         The weighted average units outstanding - basic was calculated on a daily outstanding unit basis. The outstanding units - diluted was calculated assuming that all of the Class B Units currently issued and outstanding will eventually be converted into an equal number of Class A Units.

4. Effective June 18, 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. (the "Line of Credit"). An initial advance of $6,000,000 was used in part to repay the outstanding balance on the existing loan from First Bank. In addition, the Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at a rate per annum equal to the LIBOR rate plus 3.5%. A commitment fee of $180,000 was incurred for this Line of Credit. In addition, debt redemption fees, servicing and administration fees and unused commitment fees will be incurred. Payments due for borrowings on the Line of Credit are for interest only until maturity (May 31, 2001), when all outstanding principal and interest is due and payable. As of June 30, 1999, the Company had outstanding borrowings of $6,010,017 under the Line of Credit.

5. On May 28, 1999, the Company entered into a ten-year lease with Baird, Kurtz & Dobson ("BKD") for approximately 22,397 square feet of rentable office space, or approximately 5% of total rentable space. The BKD lease commences on September 5, 1999, provides annual rent ranging from $380,749 to $403,146 and expires on September 15, 2009.

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

On March 9, 1999, Edison Brothers Stores, Inc. ("Edison"), the Building's largest tenant, filed, together with seven of its affiliates, for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. On July 14, 1999, Edison filed a motion to extended the period within which they may assume or reject their lease with the Company to October 29, 1999. The ultimate effect of the bankruptcy filing of Edison on the operating results of the Company and its ability to sell the Building is not known at this time.

During June of 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). As of June 30, 1999, the Company had drawn $6,010,017 upon its line of credit. Such funds were used to repay an existing $5,200,000 facility with First Bank that matured on June 23, 1999, as well as to finance various other tenant improvements and lease costs. The Line of Credit matures on May 31, 2001. Future advances under the Line of Credit are available to pay future tenant improvement costs, operating deficits and accrued interest on the Line of Credit. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

On May 28, 1999, the Company entered into a ten-year lease with Baird, Kurtz & Dobson ("BKD") for approximately 22,397 square feet of rentable office space, or approximately 5% of total rentable space. The BKD lease commences on September 5, 1999, provides annual rent ranging from $380,749 to $403,146 and expires on September 15, 2009. The Company incurred lease commission of approximately $175,000 and tenant improvement costs of approximately $570,000 associated with the BKD lease.

During the six months ended June 30, 1999, the Company experienced an increase in cash of $361,556. This increase resulted from the initial advance under the Line of Credit offset by tenant improvement and commission costs incurred with various new lease agreements. In addition, the Company incurred a net loss of $616,556 during the second quarter of fiscal 1999 as compared to a net loss of $285,469 during the same period in the prior year. Such loss is primarily attributable to bank fees and interest incurred related to the Line of Credit and depreciation costs. Revenues during the second quarter of the fiscal year increased 22% over the prior year due to the commencement of certain new leases including a lease with Stifel Nicolaus & Company, Incorporated.

Year 2000 Compliance

         The Company, through its Property Manager, utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The current principal accounting system software is not Year 2000 compliant. The Property Manager has informed the Company that it has installed an update to its current software and plans to perform separate validation testing of these systems. The cost of such updates and testing will be borne by the Property Manager. However, in the event that such systems should fail, as a contingency plan, the Company could prepare all required accounting entries manually, without incurring material additional operating expenses.

         The Property Manager has also informed the Company that it has completed a review of the major date-sensitive non-information technology systems (such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems) in the Building and is in the process of upgrading any systems that are not Year 2000 compliant. The Property Manager plans to internally make such determinations. The Company expects to incur no more than $60,000 in costs associated with upgrading the current systems. The Property Manager estimates that all remediation work to the Building will be completed by the end of the third quarter of the current fiscal year. In the most reasonably likely worst case scenario, the failure of the non-information technology systems in the Building could lead tenants to withhold their rent payments, which could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company does not believe that the Year 2000 issue will pose significant problems to the Company's information technology and non-information technology systems, or that resolution of any potential problems with respect to such systems will have a material adverse effect on the Company's financial condition or results of operations.

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

                  10.11 Credit Facility Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.12 Note by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.13 Deed of Trust, Security Agreement and Fixture Filing by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.14 Environmental Indemnity Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  27:      Financial Data Schedule.

         (b) Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the second fiscal quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           REGISTRANT:

                           EBS Building, L.L.C.

                           By:  PricewaterhouseCoopers LLP, as Manager

                           By:/s/ Keith F. Cooper
                              --------------------------------
                              Keith F. Cooper, Partner

Date:  August 13, 1999

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

                  10.11 Credit Facility Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.12 Note by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.13 Deed of Trust, Security Agreement and Fixture Filing by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  10.14 Environmental Indemnity Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999.

                  27:      Financial Data Schedule.