Form 10QSB
period 1999-09-30
EBS BUILDING LLC
filed 1999-11-12
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

/ / Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                           43-1794872
  -------------------------------                       -----------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)


               c/o PricewaterhouseCoopers, LLP, 800 Market Street
                         St. Louis, Missouri 63101-2695
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  (314)206-8500
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   ------        ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X          No
   ------         ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes            No  X
   ------        ------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



EBS BUILDING, L.L.C.
BALANCE SHEET
SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------


                                                                   SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                       (UNAUDITED)
 ASSETS
   Rental property                                                        $   22,496,295            $    19,683,977
   Cash                                                                          570,885                        512
   Rents receivable                                                              364,783                     18,209
   Prepaid expenses                                                               33,426                     19,931
   Lease Commissions (net)                                                     1,049,235                    884,766
   Lease Restructuring Costs (net)                                               438,121                    766,703
   Other assets                                                                      202                        202
                                                                          --------------            ---------------
     Total assets                                                         $   24,952,947            $    21,374,300
                                                                          --------------            ---------------


 LIABILITIES
   Accounts payable                                                       $      570,928            $       180,061
   Accrued professional fees                                                      66,633                     73,636
   Accrued utilities                                                              23,540                     78,695
   Accrued salaries                                                               19,726                     34,131
   Accrued property taxes                                                        365,636                     -
   Accrued payable - other                                                        51,616                    451,845
   Note payable                                                                6,010,017                  2,000,000
   Other liabilities                                                             243,214                     11,262
                                                                          --------------            ---------------

   Total liabilities                                                           7,351,310                  2,829,630
                                                                          --------------            ---------------
     MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000 authorized, issued
       and outstanding at September 30, 1999 and
       December 31, 1998)                                                          -                         -
   Paid-in capital                                                            19,810,522                 19,810,522
   Retained earnings                                                          (2,208,885)                (1,265,852)
                                                                          --------------            ---------------

     Total members' equity                                                    17,601,637                 18,544,670
                                                                          --------------            ---------------

     Total liabilities and members' equity                                $   24,952,947            $    21,374,300
                                                                          --------------            ---------------

   The accompanying notes are an integral part of these financial statements.


EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------

                                                FOR THE 3 MONTHS ENDED               FOR THE 9 MONTHS ENDED
                                         ------------------------------------- ------------------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                               1999                1998              1999               1998
                                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)

Income:
    Rent                                 $  1,429,489        $   873,340       $  3,276,027      $  2,566,738
    Other                                      32,807             27,003             86,450            85,303
                                         ------------------  ----------------- ------------------ -----------------

      Total income                          1,462,296            900,343          3,362,477         2,652,041
                                         ------------------  ----------------- ------------------ -----------------

Expenses:
    Maintenance                               200,540            264,384            653,076           903,591
    Professional fees                         136,731            161,897            470,305           614,218
    Utilities                                 228,002            218,315            595,169           569,570
    General and administrative                293,218            130,303          1,170,838           339,215
    Depreciation                              393,889            165,599            905,066           411,928
    Taxes (including real estate taxes)       121,879            104,031            365,636           312,296
    Other operating expenses                   49,251             44,879            145,420           128,583
                                         ------------------  ----------------- ------------------ -----------------

      Total expenses                        1,423,510          1,089,408          4,305,510         3,279,401
                                         ------------------  ----------------- ------------------ -----------------

Net income/(loss)                           $  38,786       $   (189,065)       $  (943,033)      $  (627,360)
                                         ------------------  ----------------- ------------------ -----------------

Net income/(loss) per Class A Unit -
      primary                               $   0.004       $      (0.02)       $     (0.09)      $     (0.07)
Net income/(loss) per Class A Unit -
      fully diluted                         $   0.004       $      (0.02)       $     (0.09)      $     (0.06)



   The accompanying notes are an integral part of these financial statements.



EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------

                                     CLASS A         CLASS B
                                    MEMBERSHIP      MEMBERSHIP       PAID IN         RETAINED
                                      UNITS           UNITS          CAPITAL         EARNINGS         TOTAL

Balance, December 31, 1998            10,000,000        -           $19,810,522     $(1,265,852)     $18,544,670

Units transferred (unaudited)            -              -               -                -               -

Year to date loss (unaudited)            -              -               -              (943,033)       (943,033)
                                 ---------------- --------------  --------------  --------------- ---------------

Balance, September 30, 1999
(unaudited)                           10,000,000        -           $19,810,522    $ (2,208,885)     $17,601,637
                                 ================ ==============  ==============  =============== ===============

   The accompanying notes are an integral part of these financial statements.


EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------

                                                                          FOR THE 9 MONTHS     FOR THE 9 MONTHS
                                                                               ENDED                 ENDED
                                                                         SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                                            (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                  $  (943,033)       $  (627,360)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation expense                                                        905,066            411,928
      Changes in operating assets and liabilities:
        Increase in rents receivable, prepaid expenses
         and other assets                                                        (360,069)           (70,232)
        Increase in liabilities, excluding note payable                           511,663            981,395
                                                                      -------------------  -----------------

        Cash flows provided by operating activities                               113,627            695,731
                                                                      -------------------  -----------------

Cash flows from investing activities:
    Additions to rental property                                               (3,332,122)          (474,639)
    Payments for lease restructuring costs                                                          (912,742)
    Payments for lease commissions                                               (221,149)          (879,328)
                                                                      -------------------  -----------------

        Cash flows provided by investing activities                            (3,553,271)        (2,266,709)
                                                                      -------------------  -----------------

Cash flows from financing activities:
    Proceeds from note payable                                                  4,010,017          1,172,000
                                                                      -------------------  -----------------

        Cash flows provided by investing activities                             4,010,017          1,172,000
                                                                      -------------------  -----------------

Net increase/(decrease) in cash                                                   570,373           (398,978)

Cash, beginning of period                                                             512            403,919
                                                                      -------------------  -----------------

Cash, end of period                                                           $   570,885          $   4,941
                                                                      -------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


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


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                           For the 3 Months Ended           For the 9 Months Ended
                                                           -----------------------          ------------------------
                                                          September 30,   September 30,    September 30,    September 30,
                                                             1999            1998             1999             1998
                                                           (unaudited)     (unaudited)      (unaudited)      (unaudited)

     Numerator:
     Net Earnings/(Loss) - Primary and Diluted             $     38,786   $    (189,065)    $    (943,033)    $  (627,360)
                                                           ============   =============     =============    ============
     Denominator:
          Weighted Average Units Outstanding - Primary       10,000,000       9,467,126        10,000,000       9,359,050
          Effect of Potentially Dilutive Units                        -         532,874                 -         640,950
                                                           ------------   -------------     -------------    ------------
          Units Outstanding - Diluted                        10,000,000      10,000,000        10,000,000      10,000,000
                                                           ============   =============     =============    ============
     Primary Earnings/(Loss) per Unit                      $      0.004     $     (0.02)      $     (0.09)     $    (0.07)
                                                           ============   =============     =============    ============
     Diluted Earnings/(Loss) per Unit                      $      0.004     $     (0.02)      $     (0.09)     $    (0.06)
                                                           ============   =============     =============    ============

     The weighted average units outstanding - basic was calculated on a daily outstanding unit basis. The outstanding units - diluted for the three month and nine month periods ended September 30, 1998 were calculated assuming that all of the Class B Units currently issued and outstanding will eventually be converted into an equal number of Class A Units. All Class B Units had been converted into an equal number of Class A Units as of December 31, 1998.

3. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

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

On March 9, 1999, Edison Brothers Stores, Inc. ("Edison"), the Building's largest tenant, filed, together with seven of its affiliates, for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. On October 8, 1999, Edison filed a motion to extended the period within which they may assume or reject their lease with the Company to February 29, 2000. The Company is currently negotiating a consensual reduction of space under Edison's lease and an accelerated termination date for the remaining space. The ultimate effect of the bankruptcy filing of Edison on the operating results of the Company and its ability to sell the Building is not known at this time.

During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The Company had not drawn upon its line of credit during the current fiscal quarter. The balance outstanding under the Line of Credit as of September 30, 1999 was $6,010,017. Subsequent to the end of the quarter, the Company drew an additional $833,512 on the Line of Credit to fund tenant improvements and real estate taxes. Future advances under the Line of Credit are available to pay future tenant improvement costs, operating deficits and accrued interest on the Line of Credit. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

During the nine months ended September 30, 1999, the Company experienced an increase in cash of $570,373. This increase resulted from the initial advance under the Line of Credit offset by tenant improvement and commission costs incurred with various new lease agreements. The Company earned net income of $38,786 during the third quarter of fiscal 1999 as compared to a net loss of $189,065 during the same period in the prior year. Current revenues during the third quarter of the current fiscal year increased 64% over the prior year due to the commencement of certain new leases including a lease with Stifel Nicolaus & Company, Incorporated and Baird, Kurtz & Dobson. The Company incurred depreciation costs of $393,889 during the quarter ended September 30, 1999 as compared to $165,599 incurred during the same period in the prior year. Such increase in cost is related to the additional tenant improvements and commission costs associated with new tenant leases. Further the Company incurred greater financing costs during the current fiscal quarter than in the prior year in order to finance such tenant improvements and lease commissions.

Year 2000 Compliance

     The Company, through its Property Manager, utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The principal accounting system software was not Year 2000 compliant. The Property Manager has informed the Company that it has installed an update to its software and such software is now Year 2000 compliant. The cost of such updates and testing was borne by the Property Manager. In the event that such systems should fail, as a contingency plan, the Company could prepare all required accounting entries manually, without incurring material additional operating expenses.

     The Property Manager has also informed the Company that it has completed a review of the major date-sensitive non-information technology systems in the Building and determined that the operating system for the Building Management System ("BMS") was not Year 2000 compliant. This system controls the fire system, security, HVAC and lighting for the Building. A new operating system was installed in late August at a cost of $51,441. The Property Manager has also implemented a contingency plan for the property should the operating system fail. Such contingency plan was used in a mock drill performed to test the property on September 9, 1999. Such drill was performed without any operating system failures. In addition, the Property Manager and staff will be on-site on December 31, 1999 to insure the Building is operating properly at 12:01 a.m. In the most reasonably likely worst case scenario, the failure of the non-information technology systems in the Building could lead tenants to withhold their rent payments, which could have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company does not believe that the Year 2000 issue will pose significant problems to the Company's information technology and non-information technology systems, or that resolution of any potential problems with respect to such systems will have a material adverse effect on the Company's financial condition or results of operations.

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

                  10.16 Credit Facility Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.17 Note by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.18 Deed of Trust, Security Agreement and Fixture Filing by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.19 Environmental Indemnity Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  27:      Financial Data Schedule.

              (b) Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the third fiscal quarter.

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

Date:  November 12, 1999

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

                  10.16 Credit Facility Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.17 Note by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.18 Deed of Trust, Security Agreement and Fixture Filing by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  10.19 Environmental Indemnity Agreement by and between EBS Building, L.L.C. and FinPro, L.L.C., dated June 18, 1999, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed August 13, 1999.

                  27:      Financial Data Schedule.