Form 10KSB
period 1999-12-31
EBS BUILDING LLC
filed 2000-03-30
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) O THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.



                        Commission file number 000-24167


                              EBS Building, L.L.C.
 -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Delaware                                         43-1794872
----------------------------------------------             ---------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                      Identification  No.)


    c/o PricewaterhouseCoopers LLP
          800 Market Street
         St. Louis, Missouri                                   63101-2695
----------------------------------------------              ----------------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (314) 206-8500
 -------------------------------------------------------------------------------
                          (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
    Title of Each Class                                 on Which Registered
   ----------------------                         -----------------------------

            N/A                                                 N/A
---------------------------------                 -----------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                            Class A Membership Units
 ------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  [X]        No  [ ]

         Check if there are no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.
$4,585,864

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $17,571,635 FN1
         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [X]      No  [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1999, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]      No  [X]

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

         Form 8-K, filed November 24, 1999.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings (the "Chapter 11 Proceedings") of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the "Building"), to

--------
FN1 Based on book value of the Class A Membership Units as there is no public trading market for the Class A Membership Units. This number may or may not reflect the true market value of such units.

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

         The Members Agreement contemplates that the Company will sell the Building by September 26, 2000, or if not by then, within the four year period immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 2000, the Company intends to continue actively marketing the Building for sale.

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

         The Building is considered Class A property for real estate investment purposes. According to Insignia ESG, Inc., the vacancy rate in downtown St. Louis for Class A properties was 10.5% as of December 1999. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

         The Company has no employees. The operations of the Company are the responsibility of the Manager. (See Item 9 below).

         The Company entered into a commercial property management and leasing agreement, effective January 1, 1998, (the "Insignia Agreement") with Insignia Commercial Group, Inc. (the "Property Manager"). The Insignia Agreement granted the Property Manager the exclusive right to lease office space located within the Building commencing January 1, 1998. The Property Manager receives certain commissions for its leasing work, which commissions range from 1.5% to 5% of gross rentals, depending on the presence or absence of certain variables. The Insignia Agreement also engaged the Property Manager to manage and operate the Building commencing on February 1, 1998 in consideration of certain management fees. Additionally, the Property Manager receives a construction management fee with respect to non-routine capital improvements in the Building. The Company reimburses the Property Manager for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. The Property Manager is also provided with free rental of furnished office space in the Building. In fiscal 1999, the Property Manager earned $409,604 in fees, commissions and expense reimbursements.


         The Company, through its Property Manager, utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The principal accounting system software has been updated and is now Year 2000 compliant. The cost of such updates and testing was borne by the Property Manager. In addition, a new operating system for the Building Management System ("BMS") was installed in late August 1999 at a cost of $51,441. This system controls the fire system, security, HVAC and lighting for the Building. As of January 1, 2000 all major building systems continued operating normally. The Company has not endeavored to determine whether or not its tenants experienced any Year 2000 compliance problems, however, no delays in rent payments or other difficulties have occurred to date as a result of a failure of its tenant's (or their financial service providers') computer systems.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Building is a twelve-floor office building with 434,136 square feet of rentable space, which square footage includes 9,393 square feet of meeting rooms and 13,008 square feet of mezzanine space, and which also has a subterranean parking garage containing 159 parking spaces. The Building is located at 501 N. Broadway, St. Louis, Missouri. The Building was formerly the headquarters building of Edison and was deeded to the Company by quit claim deed on September 26, 1997. The Building was built in 1985.

         The Company does not own any real estate other than the Building, and will not otherwise invest in interests in real estate or real estate mortgages. The Building is the only property in which the Company has an interest.

         The Company believes that the Building is adequately insured. Liberty Mutual Insurance Co., Greenwich Ins. Co., Lexington Insurance Company, GRE Insurance Company and Continental Casualty Ins. Co. provide property insurance for the Building.

         There is only one tenant leasing greater than 10% of the rentable space in the Building. The lease of such tenant is described below:

         On September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated ("Stifel") for 91,763 square feet of rentable office space, or approximately 21% of total rentable space. An amendment to the Stifel lease was entered into on December 17, 1999 and called for the rental of an additional 500 square feet of storage space. The Stifel lease, which commenced on February 1, 1999, provides annual rent ranging from $1,376,445 to $1,697,616 and expires in April 2011 with two options to renew for five year renewal terms at then prevailing market rental rates. Pursuant to the Stifel lease, the name of the Building has changed to "One Financial Plaza". In addition, the Company incurred lease commission costs of approximately $768,930 and tenant improvement costs of approximately $2,555,855 in connection with the Stifel lease. Such costs have been capitalized and will be amortized over the term of the Stifel lease.

         On March 9, 1999, Edison, together with seven of its affiliates, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. At that time, Edison was the Building's largest tenant, occupying approximately 48% of the total rentable space. In November, 1999, the Company negotiated a consensual reduction of space under Edison's lease and an accelerated termination date for the remaining space. The ultimate effects of the bankruptcy on the financial condition and results of operations are not known at this time. See, Management's Discussion and Analysis, below.

         As of December 31, 1999, the annual average rental rate of all tenants is $15.80 per square foot. Due to Edison's surrender of space, as of January 1, 2000 the annual average rental rate of all tenants is $15.74 per square foot. The Building's total occupancy as of December 31, 1999 was 49%. The Building's total occupancy as of January 1, 2000 was 47%.

         The following table sets forth certain information with respect to the leases in the Building as of December 31, 1999:

           NUMBER OF                      ANNUAL RENT AS OF  CURRENT % OF GROSS
YEAR      EXPIRATIONS    SQUARE FOOTAGE      12/31/99            ANNUAL RENT
----      -----------    --------------   -----------------  ------------------
2000              3         47,940(1)        $  721,228(1)          21%
2001              3         26,946           $  544,399             16%
2003              1          2,835           $   53,865              2%
2008              1         20,280           $  278,850              8%
2009              1         22,397           $  380,749             12%
2011              1         92,263           $1,380,445             41%

(1) Effective January 1, 2000, the three leases expiring in the year 2000 represent 37,753 square feet of rental space and $548,049 in annualized rental revenue due to Edison's surrender of 10,187 square feet.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of December 31, 1999 was $6,833,512. Subsequent to the end of the fiscal year, the Company drew an additional $58,171 on the Line of Credit to fund tenant improvements. Future advances under the Line of Credit are available to pay future tenant improvement costs, operating deficits and accrued interest on the Line of Credit. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

         The net federal tax basis of the Building approximates $15,265,424 (gross cost of $20,000,000 less accumulated depreciation of $4,734,576). Included in the net federal tax basis is land cost of $1,222,815. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service.

         Real estate taxes for the Building for calendar year 1999 were $373,880.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding against the Company being contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of March 27, 1999, there were approximately 2,055 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

         The Company has not declared or paid any cash distributions on any of its Class A Units during the fiscal year ended December 31, 1999. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A Members in proportion to their respective Class A Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. In addition, all distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         It should be noted that this Annual Report contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Company. Actual results could differ materially from those contemplated by such statements.

         During the forthcoming twelve months of operations, the Company intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the building located at 501 North Broadway, St. Louis, Missouri (the "Building"). Further, the Company intends to continue actively marketing the Building for sale during the forthcoming twelve months as well as to continue to secure additional tenant leasing agreements.

         On March 9, 1999, Edison Brothers Stores, Inc. ("Edison"), the Building's largest tenant, filed, together with seven of its affiliates, for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. In November 1999, the Company negotiated a consensual reduction of space under Edison's lease and an accelerated termination date for the remaining space. Effective January 1, 2000, Edison's rentable square footage was reduced to 18,587 square feet or approximately 4% of total office space. Edison's rental square footage as of December 31, 1998 was 206,450 square feet or approximately 48% of total office space. Effective December 1, 1999, the rental rate for Edison's space increased from $9 to $17 per square foot. This consensual reduction provides greater certainty associated with the Edison lease and the Company's ability to market the Building for sale. As of the date of this filing, the Company had an unsecured claim against Edison in an amount equal to $28,344, which represents pre-petition rent and parking fees.

         During 1999, the Company commenced a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated ("Stifel") for 92,263 square feet of rentable office space, or approximately 21% of total rentable space. This new leasing agreement as well as the reduction in space occupied by Edison resulted in a total occupancy rate of 49%, as of December 31, 1999, versus an occupancy rate of 64% as of December 31, 1998.

         During the twelve months ended December 31, 1999, the Company's rental income increased by 37% over the prior year, from $3.3 million during 1998 to $4.4 million during 1999. Such increase was attributed to the commencement of certain new leases, including the Stifel lease and a lease with Baird, Kurtz and Dobson entered into during May 1999. The Company's total expenses also increased by 24% over the prior year. These expenses included $1,616,042 in depreciation costs as compared to $655,782 incurred during the prior year. Such increase in cost is related to the additional tenant improvements and commission costs associated with new tenant leases. Further the Company incurred greater financing costs during the current fiscal year than in the prior year in order to finance such tenant improvements and lease commissions.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of December 31, 1999 was $6,833,512. Such funds were primarily used to finance tenant improvement and commission payments. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.


ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company are submitted as a separate section of this report on Form 10-KSB on pages F-1 through F-11.

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

         As of December 31, 1999, the Manager believes that the following entities are the Designation Members of the Company:

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

         The background and experience of Keith F. Cooper are as follows:

         Keith F. Cooper is a Certified Public Accountant and a Partner of PricewaterhouseCoopers LLP. He has been with PricewaterhouseCoopers LLP and its predecessors for seventeen (17) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services, appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

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


ITEM 10. EXECUTIVE COMPENSATION.

         The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. The Manager was paid $122,540 for fees and expenses incurred in connection with its services as Manager for fiscal year 1999 as well as tax consulting services and preparation of the Company's annual and periodic reports. In addition, as of December 31, 1999, the Company owed the Manager $20,128 for unpaid fees and expenses incurred during 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 1999, all of the issued and outstanding Class B Units had been canceled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 1999, the following entities were the beneficial owners of greater than 5% of the Class A Units.

                                                                               NUMBER OF
                                                                             CLASS A UNITS
     TITLE OF CLASS                   NAME AND ADDRESS OF                     BENEFICIALLY     PERCENTAGE OF
     TITLE OF CLASS                    BENEFICIAL OWNER                          OWNED             CLASS
------------------------              -------------------                    --------------    -------------
Class A Membership Units              Citicorp North America                   1,597,451(1)        16.0%
                                      599 Lexington Avenue
                                      21st Floor
                                      New York, NY 10043


Class A Membership Units              Contrarian Capital Management, L.L.C.    2,677,842(2)        26.8%
                                      and/or Contrarian Capital Advisors,
                                      L.L.C.
                                      411 West Putnam Ave.
                                      Suite 225
                                      Greenwich, CT 06830

Class A Membership Units              Swiss Bank Corporation                   1,582,317(3)        15.8%
                                      222 Broadway, 20th Floor
                                      New York, NY 10038

Class A Membership Units              Loeb Partners Corporation                  633,933(4)         6.3%
                                      61 Broadway, 24th Floor
                                      New York, NY 10006

Class A Membership Units              Principal Mutual Life Insurance Co.        807,659(5)         8.1%
                                      711 High Street
                                      Des Moines, Iowa 50392

                  (1) Based on a letter from Citicorp North America to the Company dated February 8, 2000.

                  (2) Based on a letter from Contrarian Capital Management to the Company dated January 31, 2000.

                  (3) Based on a review of the Company's records.

                  (4) Based on a review of the Company's records and verbal confirmation from Loeb Partners Corporation.

                  (5) Based on a letter from Principal Mutual Life Insurance to the Company dated March 21, 2000. Principal sold 802,311 units on January 1, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

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

                  11: Statement Regarding Computation of Earnings Per Share See page F-10 of Financial Statements.

                  27:      Financial Data Schedule.

         (B)      REPORTS ON FORM 8-K.

                  The Company filed a report on Form 8-K on March 11, 1999 and November 24, 1999.

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

Date: March 30, 2000

                          INDEPENDENT AUDITORS' REPORT


Members
EBS Building, L.L.C.
St. Louis, Missouri


We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 1999 and 1998, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



February 18, 2000

                             EBS BUILDING, L.L.C.
                                 BALANCE SHEET


                                     Assets

                                                                                                   December 31,
                                                                                         --------------------------------
                                                                                                 1999               1998
                                                                                         --------------------------------

RENTAL PROPERTY                                                                          $ 22,387,946       $ 19,683,977
-------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
         Cash - operating                                                                     520,774                512
         Security deposit escrow                                                              216,376                 --
         Tax and insurance escrow                                                              82,244                 --
         Rents receivable                                                                     454,855             18,209
         Prepaid expenses                                                                      20,810             19,931
         Lease commissions, net                                                             1,024,593            884,766
         Lease restructuring costs, net                                                         8,500            766,703
         Loan costs, net                                                                      174,600                 --
         Deposits                                                                                 202                202
-------------------------------------------------------------------------------------------------------------------------
                           TOTAL OTHER ASSETS                                               2,502,954          1,690,323
-------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 24,890,900       $ 21,374,300
=========================================================================================================================


                                                  Liabilities And Members' Equity

LIABILITIES
         Note payable                                                                    $  6,833,512       $  2,000,000
         Accounts payable                                                                      44,744            180,061
         Accrued expenses                                                                     221,658            638,307
         Tenant security deposit                                                              213,186             10,812
         Prepaid rent                                                                           6,165                450
-------------------------------------------------------------------------------------------------------------------------
                           TOTAL LIABILITIES                                                7,319,265          2,829,630
-------------------------------------------------------------------------------------------------------------------------

MEMBERS' EQUITY
         Membership units (Class A - 10,000,000 authorized,
                  issued and outstanding at December 31, 1999 and 1998)                            --                 --
         Paid-in capital                                                                   19,810,522         19,810,522
         Retained earnings (deficit)                                                      (2,238,887)        (1,265,852)
-------------------------------------------------------------------------------------------------------------------------
                           TOTAL MEMBERS' EQUITY                                           17,571,635         18,544,670
-------------------------------------------------------------------------------------------------------------------------

                                                                                         $ 24,890,900       $ 21,374,300
=========================================================================================================================

See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                               Class A           Class B                       Retained
                                            Membership        Membership        Paid-In        Earnings
                                                 Units             Units        Capital       (Deficit)           Total
                                            ----------------------------------------------------------------------------

Balance - January 1, 1998                    9,058,041           941,959    $19,810,522     $  (137,700)     $19,672,822

Units Transferred                              941,959          (941,959)            --              --              --

Current Year Loss                                   --                --             --      (1,128,152)      (1,128,152)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                 10,000,000                --     19,810,522      (1,265,852)      18,544,670

Current Year Loss                                   --                --             --        (973,035)        (973,035)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                 10,000,000                --    $19,810,522     $(2,238,887)     $17,571,635
========================================================================================================================


See the accompanying notes to financial statements

                              EBS BUILDING, L.L.C.
                            STATEMENT OF OPERATIONS


                                                                                                 For the Years
                                                                                               Ended December 31,
                                                                                         --------------------------------
                                                                                                 1999               1998
                                                                                         --------------------------------
INCOME
         Rent                                                                             $ 4,447,555       $  3,255,117
         Other                                                                                138,309            100,926
-------------------------------------------------------------------------------------------------------------------------
                           TOTAL INCOME                                                     4,585,864          3,356,043
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
         Maintenance                                                                          861,759          1,199,400
         Professional fees                                                                    547,167            829,829
         Utilities                                                                            742,333            719,450
         General and administrative                                                           780,392            489,598
         Interest expense                                                                     443,703             34,913
         Real estate taxes                                                                    374,162            382,173
         Other operating expenses                                                             193,341            173,050
         Depreciation and amortization                                                      1,616,042            655,782
-------------------------------------------------------------------------------------------------------------------------
                           TOTAL EXPENSES                                                   5,558,899          4,484,195
-------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                  $  (973,035)      $ (1,128,152)
=========================================================================================================================

Primary Earnings (Loss) Per Unit                                                          $     (0.10)      $      (0.12)
=========================================================================================================================

Diluted Earnings (Loss) Per Unit                                                          $     (0.10)      $      (0.11)
=========================================================================================================================

See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                            STATEMENT OF CASH FLOWS


                                                                                                   For the Years
                                                                                                 Ended December 31,
                                                                                          ===============================
                                                                                                 1999               1998
                                                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                         $  (973,035)     $  (1,128,152)
         Reconciliation of net loss to net cash provided
                 by (used in) operating activities:
                Depreciation and amortization                                               1,616,042            655,782
                Change in assets and liabilities:
                  (Increase) decrease in escrows, rents
                      receivable, prepaid expenses and deposits                              (736,145)            91,561
                  Increase (decrease) in liabilities, excluding
                      note payable                                                           (343,877)           383,977
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (437,015)             3,168
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to rental property                                                      (3,422,286)          (598,792)
         Payments for lease commissions                                                      (221,149)          (895,041)
         Payments for lease restructuring costs                                                    --           (912,742)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (3,643,435)        (2,406,575)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from note payable                                                         4,833,512          2,000,000
         Payments for loan costs                                                             (232,800)                --
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   4,600,712          2,000,000
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                               520,262           (403,407)

CASH - BEGINNING OF YEAR                                                                          512            403,919
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                                        $   520,774      $         512
=========================================================================================================================

See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1.       DESCRIPTION OF BUSINESS

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri (the "Building") to the Company on September 26, 1997 as a part of the overall distribution to holders of Allowed General Unsecured Claims against Edison (as defined in the Plan of Reorganization), who received Membership Units in the Company (as more fully described in Note 5).

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)


         CASH

         Cash consists of an amount held in a demand deposit account in the Company's name at a highly-rated financial institution. The Company also maintains bank accounts for security deposits and a tax and insurance escrow account at the same financial institution. Accounts in this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

         RENTS RECEIVABLE AND RENTAL INCOME

         Rents receivable and rental income include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the leases.

         RENTAL PROPERTY

         Rental property includes land, building, building improvements and tenant improvements. Land and building were recorded at their carryover basis from Edison (i.e., Edison's historical book value) at September 26, 1997. Such carryover basis reflects a review in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Maintenance, repairs and minor improvements are expensed as incurred. The building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 years and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

         LEASE COMMISSIONS AND LEASE RESTRUCTURING COSTS

         Lease commissions and lease restructuring costs are capitalized and amortized over the term of the related lease.

         LOAN COSTS

         Loan costs in connection with building financing, including loan commitment fee, legal fees and closing costs have been capitalized and are amortized over the term of the loan.

         RENTAL INCOME AND OPERATING EXPENSES

         Rental income and operating expenses are recorded on the accrual basis of accounting.

EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)



         INCOME TAXES

         The Company is not subject to income taxes. Instead, the members report their distributive share of the Company's profits and losses on their respective income tax returns.


3.       RENTAL PROPERTY

         Rental property includes the following:

                                                                                    1999                1998
                                                                            --------------------------------

             Land                                                           $  2,250,520        $  2,250,520
             Building                                                         17,765,629          17,765,629
             Building improvements                                               658,134             161,259
             Tenant improvements                                               3,340,646             377,657
             Construction in progress                                             22,298              59,876
             -----------------------------------------------------------------------------------------------
                                                                              24,037,227          20,614,941
             Less:  Accumulated depreciation                                   1,649,281             930,964
             -----------------------------------------------------------------------------------------------

                                                                            $ 22,387,946        $ 19,683,977
             ===============================================================================================

         The Building is located in downtown St. Louis, Missouri and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At December 31, 1999, the Building had ten tenants leasing 212,661 square feet for an occupancy rate of 49%. At December 31, 1998, the Building had eight tenants leasing 275,677 square feet for an occupancy rate of 64%.

         At December 31, 1999, there is one tenant which occupies greater than 10% of the leasable space. Stifel, Nicolaus & Company occupies 92,263 square feet or 21% of total leasable space. At December 31, 1998, there was one tenant which occupied greater than 10% of the leasable space. Edison occupied 206,450 square feet or 48% of total leasable space.

EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

         At December 31, 1999, minimum payments due to the Company under noncancellable operating lease agreements are as follows:

         YEAR                                               AMOUNT
         ---------------------------------------------------------
         2000                                         $  2,822,102
         2001                                            2,369,869
         2002                                            2,205,277
         2003                                            2,229,627
         2004                                            2,215,450
         Thereafter                                     13,357,721
         ---------------------------------------------------------
                                                      $ 25,200,046
         =========================================================


4.       NOTE PAYABLE

         Effective March 16, 1998, the Company entered into a $2,000,000 revolving line of credit agreement. The note bore interest at an annual rate equal to the LIBOR rate plus 2.25%. There was no commitment fee. This note payable was secured by a first lien on the rental property and an assignment of leases and rental income. Payments were for interest only until maturity on April 15, 1999, when all outstanding principal and interest was due and payable.

         Effective March 23, 1999, the Company entered into a $5,200,000 revolving line of credit. The note bore interest at an annual rate equal to the Prime Rate plus 2.0%. A $26,000 fee was paid related to this line of credit. In addition, a credit facility fee of 0.25% of the outstanding balance of the line of credit was due on the 1st day of each month. Payments were for interest only until maturity on June 23, 1999, when all outstanding principal and interest was due and payable.

         Effective June 18, 1999, the Company entered into a new Credit Facility Agreement to provide financing in an amount not to exceed $12,000,000. The note bears interest at an annual rate equal to the LIBOR rate plus 3.5%. In connection with this financing, the Company paid a commitment fee of $180,000. Also, there are additional fees in connection with the loan that are due and payable throughout the term of the loan. This note payable is secured by a first lien on the rental property and an assignment of leases and rental income. Payments are for interest only until maturity on May 31, 2001, when all outstanding principal and interest is due and payable. At December 31, 1999, the Company had outstanding borrowings of $6,833,512.

EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

5.       MEMBERS' EQUITY

         On September 26, 1997, Edison transferred the title of the Building to the Company in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 1997, Edison held 941,959 Class B Membership Units.

         During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 1999 and 1998, there were 10,000,000 Class A Membership Units outstanding.


6.       EARNINGS (LOSS) PER UNIT

         Primary and diluted earnings (loss) per unit is computed as follows:

                                                                               1999                1998
                                                                         -------------------------------

         Numerator:
                  Net loss - primary and diluted                         $  (973,035)      $ (1,128,152)
         ===============================================================================================

         Denominator:
                  Weighted average units outstanding -
                           primary                                        10,000,000          9,438,704

                  Effect of potentially dilutive units                            --            561,296
         -----------------------------------------------------------------------------------------------

                  Units outstanding - diluted                             10,000,000         10,000,000
         ===============================================================================================

         Primary earnings (loss) per unit                                $     (0.10)         $   (0.12)
         ===============================================================================================

         Diluted earnings (loss) per unit                                $     (0.10)         $   (0.11)
         ===============================================================================================

EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)


         The weighted average units outstanding - primary was calculated on a daily outstanding unit basis. The units outstanding - diluted for December 31, 1998 was calculated assuming that all of the Class B units issued and outstanding would eventually be converted into an equal number of Class A units. All Class B units have been converted into an equal number of Class A units as of December 31, 1999.


7.       RELATED PARTY TRANSACTIONS

         One of Edison's six board members is an employee of a Member of the Company.


8.       SUBSEQUENT EVENTS

         Under the terms of a lease amendment between Edison and the Company, Edison reduced their lease space to 28,774 square feet on December 1, 1999 and effective January 1, 2000 they reduced their leased space to 18,587 square feet. Effective April 1, 2000, the lease converts to a month-to-month tenancy, whereby Edison may terminate the lease by giving thirty (30) days prior written notice of such termination. In no event will this month-to-month tenancy extend beyond June 30, 2000.