Form 10QSB
period 2000-03-31
EBS BUILDING LLC
filed 2000-05-15
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

/ /  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from          to
                               -------       -------

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                43-1794872
-----------------------------------------       ------------------------
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

Yes      X         No
      --------         --------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      X          No
      --------         --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                 No      X
      --------         --------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


EBS BUILDING, L.L.C.
BALANCE SHEET
MARCH 31, 2000
--------------------------------------------------------------------------------



                                                                        MARCH 31, 2000          DECEMBER 31, 1999
                                                                          (UNAUDITED)
ASSETS
    Rental property                                                       $ 22,261,533              $ 22,387,946
    Cash                                                                       756,833                   819,394
    Rents receivable                                                           436,955                   454,855
    Prepaid expenses                                                              --                      20,810
    Lease commissions, net                                                     999,951                 1,024,593
    Lease restructuring costs, net                                                --                       8,500
    Loan costs, net                                                            145,500                   174,600
    Other assets                                                                   202                       202
                                                                          ------------              ------------

      Total assets                                                        $ 24,600,974              $ 24,890,900
                                                                          ------------              ------------


LIABILITIES
    Note payable                                                          $  6,891,683              $  6,833,512
    Accounts payable                                                            16,045                    44,744
    Accrued professional fees                                                   86,766                    63,068
    Accrued utilities                                                           63,897                    74,955
    Accrued salaries                                                             8,580                     3,916
    Accrued property taxes                                                      93,540                      --
    Accrued payable other                                                       94,638                    79,719
    Tenant security deposit                                                    158,842                   213,186
    Prepaid rent                                                                 6,430                     6,165
                                                                          ------------              ------------

      Total liabilities                                                      7,420,421                 7,319,265
                                                                          ------------              ------------

MEMBERS' EQUITY:
    Membership Units (Class A - 10,000,000 authorized,
      issued and outstanding)                                                     --                        --
    Paid-in capital                                                         19,810,522                19,810,522
    Retained earnings                                                       (2,629,969)               (2,238,887)
                                                                          ------------              ------------

      Total members' equity                                                 17,180,553                17,571,635
                                                                          ------------              ------------

      Total liabilities and members' equity                               $ 24,600,974              $ 24,890,900
                                                                         =============              ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


                                                             FOR THE 3 MONTHS ENDED     FOR THE 3 MONTHS ENDED
                                                                 MARCH 31, 2000              MARCH 31, 1999
                                                                  (UNAUDITED)                 (UNAUDITED)
Income:
    Rent                                                          $   874,891                 $   763,714
    Other                                                              10,852                      30,420
                                                                  -----------                 -----------

      Total income                                                    885,743                     794,134
                                                                  -----------                 -----------

Expenses:
    Maintenance                                                       184,845                     217,107
    Professional fees                                                 185,271                     148,494
    Utilities                                                         164,285                     179,218
    General and administrative                                        183,899                     173,196
    Depreciation & amortization                                       243,052                     252,850
    Property taxes                                                     93,540                     121,879
    Interest expense                                                  163,546                      33,820
    Other operating expenses                                           58,387                      32,832
                                                                  -----------                 -----------

      Total expenses                                                1,276,825                   1,159,396
                                                                  -----------                 -----------

Net loss                                                          $  (391,082)                $  (365,262)
                                                                  -----------                 -----------

Net loss per Class A Unit - primary
                                                                  $     (0.04)                $     (0.04)
Net loss per Class A Unit - fully diluted
                                                                  $     (0.04)                $     (0.04)


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


                                               CLASS A        CLASS B
                                              MEMBERSHIP      MEMBERSHIP       PAID IN          RETAINED
                                                UNITS          UNITS           CAPITAL          EARNINGS           TOTAL

Balance, December 31, 1999                     10,000,000           -       $ 19,810,522       $ (2,238,887)       $ 17,571,635

Units transferred (unaudited)                        --             -               --                 --                  --

Year to date loss (unaudited)                        --             -               --             (391,082)           (391,082)
                                             ------------   ---------       ------------       ------------        ------------

Balance, March 31, 2000 (unaudited)            10,000,000           -       $ 19,810,522       $ (2,629,969)       $ 17,180,553
                                             ============   =========       ============       ============        ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2000
--------------------------------------------------------------------------------


                                                                       FOR THE 3 MONTHS ENDED   FOR THE 3 MONTHS ENDED
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                            (UNAUDITED)               (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                $  (391,082)             $  (365,262)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation & amortization expense                                       243,052                  252,850
      Changes in operating assets and liabilities:
        Decrease/(Increase) in assets, excluding cash
         rental property and capitalized lease costs                            (15,687)                (167,569)
        Increase in liabilities, excluding note                                  42,985                1,183,460
        payable
                                                                            -----------              -----------

        Cash flows provided by operating activities                            (120,732)                 903,479
                                                                            -----------              -----------

Cash flows from investing activities:
    Capital Expenditures (net)                                                     --                 (2,289,176)
                                                                            -----------              -----------

        Cash flows used by investing activities                                    --                 (2,289,176)
                                                                            -----------              -----------

Cash flows from financing activities:
    Proceeds from note payable                                                   58,171                1,413,998
                                                                            -----------              -----------

        Cash flows provided by financing activities                              58,171                1,413,998
                                                                            -----------              -----------

Net increase/(decrease) in cash                                                 (62,561)                  28,301

Cash, beginning of period                                                       819,394                      512
                                                                            -----------              -----------

Cash, end of period                                                         $   756,833              $    28,813
                                                                            ===========              ===========


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000
--------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB filed on March 30, 2000.

2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:


                                                                        For the                 For the
                                                                     3 Months Ended          3 Months Ended
                                                                     March 31, 2000          March 31, 1999
                                                                      (unaudited)             (unaudited)

Numerator:
     Net Earnings/(Loss) - Primary and Diluted                       $     (391,082)         $     (365,262)
                                                                     ==============          ==============

Denominator:
     Weighted Average Units Outstanding - Primary
                                                                         10,000,000              10,000,000
     Effect of Potentially Dilutive Units
                                                                                 --                      --
                                                                     --------------          --------------
     Units Outstanding - Diluted
                                                                         10,000,000              10,000,000
                                                                     ==============          ==============

Primary Earnings/(Loss) per Unit                                     $        (0.04)         $        (0.04)
                                                                     ==============          ==============
Diluted Earnings/(Loss) per Unit                                     $        (0.04)         $        (0.04)
                                                                     ==============          ==============


3. On June 18, 1999, the Company entered into a $12,000,000 revolving line of credit with FINPRO, L.L.C. (the "Line of Credit"). The Line of Credit replaces the $5,200,000 line of credit previously extended by First Bank which became due and payable on June 23, 1999. The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at an annual rate of LIBOR plus 3.5%. As of March 31, 2000, the Company had outstanding borrowings of $6,891,683 under the Line of Credit.

4. Effective January 1, 2000, Edison Brothers Stores, Inc. reduced their lease space from 28,774 square feet to 18,587 square feet. Effective April 1, 2000, the lease converts to a month-to-month tenancy, whereby Edison may terminate the lease by giving thirty (30) days prior written notice of such termination. In no event will this month-to-month tenancy extend beyond June 30, 2000.

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

         On April 6, 2000, the Company terminated Insignia/ESG, Inc. as the Company's exclusive leasing agent and amended the existing Commercial Property Management Agreement to reflect such termination. The Company entered into a new Exclusive Listing Agreement with Colliers Turley Martin Tucker, Inc. ("Colliers") on April 21, 2000, thereby, granting Colliers the exclusive right to obtain tenants for vacant space in the Building. Colliers shall receive commissions of up to five percent of gross rents paid by the tenants.

         During the three months ended March 31, 2000, the Company's rental income increased by 14.6% over the first quarter of the prior year, from $763,714 during the first quarter of 1999 to $874,891 during the first quarter of 2000. Such increase was attributed to the commencement of certain new leases, including a lease with Stifel Nicolaus, which commenced during February 1999. The Company's total expenses also increased by 10.1% over the first quarter of the prior year. This increase in expenses is primarily attributed to a $129,726 increase in interest expense during the first quarter of 2000 as compared to the first quarter of the prior year. Such increase in cost is related to financing additional tenant improvements and commission costs associated with new tenant leases. Property taxes accrued during the first quarter of 2000 declined by 23.3% as compared to the prior year as the result of a reassessment of the tax liability at the end of 1999.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of March 31, 2000 was $6,891,683. Such funds were primarily used to finance tenant improvement and commission payments. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

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

                  10.20 First Amendment to Commercial Property Management Agreement by and between EBS Building, L.L.C. and Insignia/ESG, Inc., dated April 6, 2000.

                  10.21 Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated April 21, 2000.


                  27:      Financial Data Schedule.

         (b) Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the first fiscal quarter.

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


                                  REGISTRANT:

                                  EBS Building, L.L.C.

                                  By:  PricewaterhouseCoopers LLP, as Manager

                                  By:        /s/ Keith F. Cooper
                                           ------------------------------
                                           Keith F. Cooper, Partner

Date:  May 15, 2000

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

                  10.20 First Amendment to Commercial Property Management Agreement by and between EBS Building, L.L.C. and Insignia/ESG, Inc., dated April 6, 2000.

                  10.21 Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated April 21, 2000.


                  27:      Financial Data Schedule.