Form 10QSB
period 2000-06-30
EBS BUILDING LLC
filed 2000-08-11
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                        43-1794872
-------------------------------                 --------------------------------
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

Yes       X        No
    --------------    --------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       X        No
    --------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No       X
    --------------    --------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
BALANCE SHEET
JUNE 30, 2000


-------------------------------------------------------------------------------------------------------------------


                                                                          JUNE 30, 2000           DECEMBER 31, 1999
                                                                           (UNAUDITED)
 ASSETS
   Rental property                                                           $21,992,282                $22,387,946
   Cash                                                                          692,365                    819,394
   Rents receivable                                                              510,653                    454,855
   Prepaid expenses                                                               90,317                     20,810
   Lease commissions (net)                                                       975,309                  1,024,593
   Lease restructuring costs (net)                                                     -                      8,500
   Loan costs (net)                                                              111,339                    174,600
   Other assets                                                                      202                        202
                                                                 ------------------------  -------------------------

     Total assets                                                            $24,372,467                $24,890,900
                                                                 ========================  =========================


 LIABILITIES
   Note payable                                                               $6,891,683                 $6,833,512
   Accounts payable                                                               40,351                     44,744
   Accrued professional fees                                                      86,953                     63,068
   Accrued utilities                                                              16,288                     74,955
   Accrued salaries                                                               12,482                      3,916
   Accrued property taxes                                                        187,080                          -
   Accrued payable - other                                                        17,079                     79,719
   Tenant security deposits                                                      158,842                    213,186
   Prepaid rent                                                                       88                      6,165
                                                                 ------------------------  -------------------------

     Total liabilities                                                         7,410,846                  7,319,265
                                                                 ========================  =========================

 MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000 authorized,
     issued and outstanding at June 30, 2000 and December
     31, 1999)                                                                     -                          -

   Paid-in capital                                                            19,810,522                 19,810,522
   Retained earnings                                                         (2,848,901)                (2,238,887)
                                                                 ------------------------  -------------------------

     Total members' equity                                                    16,961,621                 17,571,635
                                                                 ------------------------  -------------------------

     Total liabilities and members' equity                               $    24,372,467                $24,890,900
                                                                 ========================  =========================


The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2000


-------------------------------------------------------------------------------------------------------------------

                                                 FOR THE 3 MONTHS ENDED               FOR THE 6 MONTHS ENDED
                                         ------------------------------------- ------------------------------------
                                           JUNE 30, 2000      JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Income:
    Rent                                        $  908,146       $  1,082,825       $  1,783,037      $  1,846,538
    Other                                           61,917             23,223             72,769            53,642
                                         ------------------  ----------------- ------------------ -----------------

      Total income                                 970,063          1,106,048          1,855,806         1,900,180
                                         ------------------  ----------------- ------------------ -----------------

Expenses:
    Maintenance                                    236,232            235,428            421,077           452,535
    Professional fees                              147,697            185,080            332,967           333,574
    Utilities                                      119,651            187,949            283,936           367,167
    General and administrative                     124,822            323,992            308,721           485,552
    Depreciation                                   270,661            258,327            513,713           511,176
    Taxes (including real estate taxes)             93,540            121,879            187,080           243,758
    Interest expense                               166,653            125,448            330,199           159,268
    Other operating expenses                        29,740             51,701             88,127            96,169
                                         ------------------  ----------------- ------------------ -----------------

      Total expenses                             1,188,996          1,489,804          2,465,820         2,649,199
                                         ------------------  ----------------- ------------------ -----------------

Net loss                                      $  (218,933)       $  (383,756)       $  (610,014)      $  (749,019)
                                         ==================  ================= ================== =================

Net loss per Class A Unit - primary           $     (0.02)       $     (0.04)       $     (0.06)      $     (0.07)
Net loss per Class A Unit -
      fully diluted                           $     (0.02)       $     (0.04)       $     (0.06)      $     (0.07)



The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2000


-------------------------------------------------------------------------------------------------------------------

                                     CLASS A         CLASS B
                                    MEMBERSHIP      MEMBERSHIP       PAID IN         RETAINED
                                      UNITS           UNITS          CAPITAL         EARNINGS         TOTAL

Balance, December 31, 1999            10,000,000        -           $19,810,522    $(2,238,887)    $17,571,635

Units transferred (unaudited)            -              -               -                -               -

Year to date loss (unaudited)            -              -               -             (610,014)       (610,014)
                                 ---------------- --------------  --------------  --------------- ---------------

Balance, June 30, 2000
(unaudited)                           10,000,000        -           $19,810,522    $(2,848,901)     $16,961,621

                                 ================ ==============  ==============  =============== ===============



The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2000


-------------------------------------------------------------------------------------------------------------------

                                                                           FOR THE 6          FOR THE  6
                                                                         MONTHS ENDED        MONTHS ENDED
                                                                         JUNE 30, 2000       JUNE 30, 1999
                                                                          (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                 $   (610,014)       $  (749,019)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation expense                                                        513,713            511,177
      Changes in operating assets and liabilities:
        Increase in assets, excluding cash
         and rental property                                                     (125,305)          (310,913)
        Increase in liabilities                                                    33,410             31,459
                                                                       -------------------  -----------------

        Cash flows used by operating activities                                  (188,196)          (517,296)
                                                                       -------------------  -----------------

Cash flows from investing activities:
    Additions/(Reductions) to rental property                                       6,288        (2,919,938)
    Payments for lease commissions                                                 (3,292)          (211,227)
                                                                       -------------------  -----------------

        Cash flows provided/used by investing activities                            2,996        (3,131,165)
                                                                       -------------------  -----------------

Cash flows from financing activities:
    Proceeds from note payable                                                     58,171          4,010,017
                                                                       -------------------  -----------------

        Cash flows provided by investing activities                                58,171          4,010,017
                                                                       -------------------  -----------------

Net decrease in cash                                                             (127,029)          (361,556)

Cash, beginning of period                                                         819,394                512
                                                                       -------------------  -----------------

Cash, end of period                                                           $   692,365        $   362,068
                                                                       ===================  =================



The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000
--------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed on March 31, 2000.


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:


                                                    For the 3 Months Ended              For the 6 Months Ended
                                                    ----------------------              ----------------------
                                                 June 30, 2000   June 30, 1999      June 30, 2000    June 30, 1999
                                                  (unaudited)     (unaudited)        (unaudited)      (unaudited)

     Numerator:
     Net Earnings/(Loss) - Primary and Diluted   $    (218,933)  $    (383,756)     $   (610,014)   $   (749,019)
                                                =============== ================    ==============  =============
     Denominator:
          Weighted Average Units Outstanding -
          Primary                                    10,000,000      10,000,000        10,000,000      10,000,000
          Effect of Potentially Dilutive Units
                                                              -               -                 -               -
                                                --------------- ---------------     -------------   -------------
          Units Outstanding - Diluted                10,000,000      10,000,000        10,000,000      10,000,000
                                                =============== ===============     =============   =============

     Primary Earnings/(Loss) per Unit             $      (0.02)   $      (0.04)      $     (0.06)    $     (0.07)
                                                =============== ===============     =============   =============
     Diluted Earnings/(Loss) per Unit             $      (0.02)   $      (0.04)      $     (0.06)    $     (0.07)
                                                =============== ===============     =============   =============


3. On June 18, 1999, the Company entered into a $12,000,000 revolving line of credit with FINPRO, L.L.C. (the "Line of Credit"). The Line of Credit replaces the $5,200,000 line of credit previously extended by First Bank which became due and payable on June 23, 1999. The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at an annual rate of LIBOR plus 3.5%. As of June, 2000, the Company had outstanding borrowings of $6,891,683 under the Line of Credit.

4. Effective January 1, 2000, Edison Brothers Stores, Inc. reduced their lease space from 28,774 square feet to 18,587 square feet. Effective April 1, 2000, the lease converted to a month-to-month tenancy, whereby either party may terminate the lease by giving thirty (30) days prior written notice of such termination. On July 1, 2000, Edison Brothers reduced their lease space to 5,000 square feet.

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

         During the three months ended June 30, 2000, the Company's rental income decreased by 16.1% over the second quarter of the prior year, from $1,082,825 during the second quarter of 1999 to $908,146 during the second quarter of 2000. Such decrease was attributed to the reduction during the fourth quarter of 1999 in the leased spaced occupied by Edison Brothers Stores, Inc. The Company's total expenses also decreased by 20.2% over the second quarter of the prior year. This decrease in expenses is primarily attributed to $233,523 in expenses incurred during 1999 related to seeking replacement financing for the line of credit which matured during the second quarter of 1999. In addition, property taxes accrued during the second quarter of 2000 declined by 23.3% as compared to the prior year as the result of a reassessment of the tax liability at the end of 1999. Utilities expenses also declined by 36.3% during the second quarter of 2000 as compared to the prior year as the result of lower occupancy in the Building.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. for tenant improvement and to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of June 30, 2000 was $6,891,683. Such funds were primarily used to finance tenant improvement and commission payments. No draws were made on the Line of Credit during the quarter ended June 30, 2000. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

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

                  10.20 Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated April 21, 2000, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed May 15, 2000.

                  10.21 First Amendment to Commercial Property Management Agreement by and between EBS Building, L.L.C. and Insignia/ESG, Inc., dated April 6, 2000, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed May 15, 2000.

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


                                     REGISTRANT:

                                     EBS Building, L.L.C.

                                     By: PricewaterhouseCoopers LLP, as Manager

                                     By:         /s/ Keith F. Cooper
                                           -----------------------------------
                                           Keith F. Cooper, Partner

Date:  August 11, 2000

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

                  10.20 Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated April 21, 2000, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed May 15, 2000.

                  10.21 First Amendment to Commercial Property Management Agreement by and between EBS Building, L.L.C. and Insignia/ESG, Inc., dated April 6, 2000, incorporated by reference to the Issuer's Quarterly Report on Form 10-QSB, filed May 15, 2000.

                  27:      Financial Data Schedule.