Form 10QSB
period 2000-09-30
EBS BUILDING LLC
filed 2000-11-14
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                               43-1794872
--------------------------------------------  ----------------------------------
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

Yes      X          No
    --------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
    --------------    --------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                     SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                                          (UNAUDITED)
 ASSETS
   Rental property (net)                                                     $21,878,637                $22,387,946
   Cash - operating                                                               82,663                    520,774
   Security deposit escrow                                                       112,198                    216,376
   Tax and incurance escrow                                                      320,409                     82,244
   Rents receivable                                                              545,693                    454,855
   Prepaid expenses                                                               63,222                     20,810
   Lease commissions (net)                                                     1,002,016                  1,024,593
   Lease restructuring costs (net)                                                     -                      8,500
   Loan costs (net)                                                               80,974                    174,600
   Other assets                                                                      202                        202
                                                                 ------------------------  -------------------------
     Total assets                                                            $24,086,014                $24,890,900
                                                                 ========================  =========================


 LIABILITIES
   Note payable                                                               $6,996,637                 $6,833,512
   Accounts payable                                                               10,712                     44,744
   Accrued professional fees                                                     131,285                     63,068
   Accrued utilities                                                             102,142                     74,955
   Accrued salaries                                                               29,522                      3,916
   Accrued property taxes                                                        280,620                          -
   Accrued payable - other                                                        25,078                     79,719
   Tenant security deposits                                                      105,999                    213,186
   Prepaid rent                                                                       10                      6,165
                                                                 ------------------------  -------------------------

     Total liabilities                                                         7,682,005                  7,319,265
                                                                 ------------------------  -------------------------

 MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000 authorized,
    issued and outstanding at September 30, 2000 and December
     31, 1999)                                                                         -                          -

   Paid-in capital                                                            19,810,522                 19,810,522
   Retained earnings                                                         (3,406,513)                (2,238,887)
                                                                 ------------------------  -------------------------

     Total members' equity                                                    16,404,009                 17,571,635
                                                                 ------------------------  -------------------------

     Total liabilities and members' equity                               $    24,086,014                $24,890,900
                                                                 ========================  =========================


  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 2000




                                                  FOR THE 3 MONTHS ENDED               FOR THE 9 MONTHS ENDED
                                         -------------------------------------- --------------------------------------
                                         SEPTEMBER 30, 2000  SEPTEMBER 30, 1999 SEPTEMBER 30, 2000  SEPTEMBER 30, 1999

                                             (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)

Income:
    Rent                                        $  808,204       $  1,429,489       $  2,591,241      $  3,276,027
    Other                                           25,119             32,807             97,889            86,450
                                         ------------------  -----------------  ------------------ -----------------

      Total income                                 833,323          1,462,296          2,689,130         3,362,477
                                         ------------------  -----------------  ------------------ -----------------

Expenses:
    Maintenance                                    196,694            200,540            617,771           653,076
    Professional fees                              171,148            136,731            504,115           470,305
    Utilities                                      210,262            228,002            494,199           595,169
    General and administrative                     244,835             43,232            545,392           761,584
    Depreciation and amortization                  252,446            507,740            766,159         1,178,964
    Taxes (including real estate taxes)             93,540            121,879            280,620           365,636
    Interest Expense                               174,816            133,586            513,178           292,854
    Other operating expenses                        47,195             49,251            135,322           145,420
                                         ------------------  -----------------  ------------------ -----------------

      Total expenses                             1,390,936          1,420,961          3,856,756         4,463,008
                                         ------------------  -----------------  ------------------ -----------------

Net income/(loss)                             $  (557,613)         $   41,335      $ (1,167,626)     $ (1,100,531)
                                         ==================  =================  ================== =================

Net income/(loss) per Class A Unit -          $     (0.06)         $    0.004      $      (0.12)     $      (0.11)
      primary
Net income/(loss) per Class A Unit -          $     (0.06)         $    0.004      $      (0.12)     $      (0.11)
      fully diluted

  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2000



                                     CLASS A         CLASS B
                                    MEMBERSHIP      MEMBERSHIP       PAID IN          RETAINED
                                      UNITS           UNITS          CAPITAL          EARNINGS         TOTAL

Balance, December 31, 1999            10,000,000              -    $19,810,522     $ (2,238,887)     $17,571,635

Units transferred (unaudited)                  -              -              -                -               -

Year to date loss (unaudited)                  -              -              -       (1,167,626)      (1,167,626)
                                 ---------------- --------------  --------------  --------------- ---------------

Balance, September 30, 2000
(unaudited)                           10,000,000              -    $19,810,522     $ (3,406,513)     $16,404,009
                                 ================ ==============  ==============  =============== ===============


  The accompanying notes are in integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 2000



                                                                         FOR THE 9 MONTHS     FOR THE 9 MONTHS
                                                                               ENDED               ENDED
                                                                        SEPTEMBER 30, 2000   SEPTEMBER 30, 1999

                                                                            (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                            $    (1,167,626)     $   (1,100,531)
    Reconciliation of net loss to cash flows
     provided by operating activities:
      Depreciation expense                                                      766,159           1,178,964
      Changes in operating assets and liabilities:
        Increase in rents receivable, prepaid expenses
         escrows and deposits                                                  (267,237)           (977,973)
        Increase in liabilities, excluding note payable                         199,615             511,663
                                                                     ------------------   -----------------

        Cash flows provided by/(used in) operating activities                  (469,089)           (387,877)
                                                                     ------------------   -----------------

Cash flows from investing activities:
    Additions to rental property                                                (74,756)         (3,332,122)
    Payments for lease commissions                                              (57,391)           (221,149)
                                                                     ------------------   -----------------

        Cash flows used in investing acivities                                 (132,147)         (3,553,271)
                                                                     ------------------   -----------------

Cash flows from financing activities:
    Proceeds from note payable                                                  163,125           4,010,017
                                                                     ------------------   -----------------

        Cash flows provided by financing activities                             163,125           4,010,017
                                                                     ------------------   -----------------

Net increase/(decrease) in cash                                                (438,111)             68,869

Cash, beginning of period                                                       520,774                 512
                                                                     ------------------   -----------------

Cash, end of period                                                     $        82,663      $       69,381
                                                                     ==================   =================




Interest Paid                                                           $       513,178      $      292,854
                                                                     ==================   =================

  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000

PAGE 5

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


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:



                                                    For the 3 Months Ended           For the 9 Months Ended
                                                    ----------------------           ----------------------
                                                 September 30,   September 30,    September 30,    September 30,
                                                     2000            1999             2000             1999
                                                  (unaudited)     (unaudited)      (unaudited)      (unaudited)
     Numerator:
     Net Earnings/(Loss) - Primary and Diluted    $   (557,613)    $     41,335   $   (1,167,626)  $  (1,100,531)
                                                  =============    ============   ===============  ==============
     Denominator:
          Weighted Average Units Outstanding -
          Primary                                   10,000,000       10,000,000       10,000,000      10,000,000
          Effect of Potentially Dilutive Units               -                -                -               -
                                                  -------------    -------------  ---------------  --------------
          Units Outstanding - Diluted               10,000,000       10,000,000       10,000,000      10,000,000
                                                  =============    =============  ===============  ==============

     Primary Earnings/(Loss) per Unit             $     (0.06)     $      0.004   $        (0.12)  $       (0.11)
                                                  =============    =============  ===============  ==============
     Diluted Earnings/(Loss) per Unit             $     (0.06)     $      0.004   $        (0.12)  $       (0.11)
                                                  =============    =============  ===============  ==============


3.       Rental Property consists of the following:

                                                September 30, 2000   December 31, 1999
                                                  (unaudited)
                                                  ------------          ------------
           Land                                   $  2,250,520          $  2,250,520
           Building                                 17,765,629            17,765,629
           Building improvements                       658,134               658,134
           Tenant improvements                       3,328,452             3,340,646
           Construction in progress                    109,247                22,298
                                                  ------------          ------------
                                                    24,111,982            24,037,227
           Less accumulated depreciation            (2,233,345)           (1,649,281)
                                                  ------------          ------------
                                                  $ 21,878,637          $ 22,387,946
                                                  ============          ============

         The building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On June 18, 1999, the Company entered into a $12,000,000 revolving line of credit with FINPRO, L.L.C. (the "Line of Credit"). The Company presently intends to use the Line of Credit for working capital needs and tenant improvements. Borrowings under the Line of Credit bear interest at an annual rate of LIBOR plus 3.5%. As of September 30, 2000, the Company had outstanding borrowings of $6,996,637 under the Line of Credit. The Line of Credit has a maturity date of May 31, 2001.

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

       On August 17, 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company (the "Bankruptcy Proceedings"). Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the value of the Building and the opportunity to maximize amounts to be distributed to the Company's members would be best served by permitting the Company to remain a going concern and offering the Building for sale at full, fair market value. On September 12, 2000, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

       As of September 30, 2000, the Building had an occupancy rate of 45%. Edison Brothers currently leases 5,000 square feet of rentable space on a month-to-month basis. Subsequent to the end of the current fiscal quarter, the Company entered into a five-year lease for 35,005 square feet or approximately 8% of total rentable square footage. Upon commencement of this lease on February 1, 2001, the Building will have an occupancy rate of 53%. The Company continues to actively market the Building for new tenant leasing agreements in order to realize a higher market value.

       During the three months ended September 30, 2000, the Company's rental income decreased by 43.5% over the third quarter of the prior year, from $1,429,489 during the third quarter of 1999 to $808,204 during the third quarter of 2000. Such decrease was attributed to the reduction during the fourth quarter of 1999 in the leased spaced occupied by Edison Brothers Stores, Inc. The Company's total expenses decreased by 2.1% over the third quarter of the prior year. Total operating expenses did not decline at the same rate as income during the third quarter due to additional professional fees incurred in finalizing leasing agreements and an increase in interest expense. In addition, the Company recorded certain annual and semi-annual fees associated with its line of credit during the third quarter of 2000. Such fees were recorded during the second quarter of the prior year. Property taxes accrued during the third quarter of 2000 declined by 23.3% as compared to the prior year as the result of a reassessment of the tax liability at the end of 1999. In addition, depreciation and amortization expense declined by 50.3% during the third quarter of 2000 as compared to the prior year. Such expense included the amortization of lease restructuring costs related to the Edison Brothers Lease during 1999 that were not incurred in 2000.

       During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. for tenant improvement and to cover any shortfalls in cash flows (the "Line of Credit"). The Line of Credit has a maturity date of May 31, 2001. The balance outstanding under the Line of Credit as of September 30, 2000 was $6,996,637. Such funds were primarily used to finance tenant improvement, lease commissions, and interest payments. In future fiscal periods, funds may also need to be drawn to cover shortfalls in cashflows from operations until the commencement of additional leases. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

       Subsequent to the end of the current fiscal quarter, the Company plans to enter into an Asset Management Agreement with Heitman Capital Management LLC ("Heitman"), effective as of September 26, 2000. This agreement will replace the prior agreement with Heitman which expired in September of this year. Pursuant to this agreement, Heitman will oversee the property management and leasing activities relating to the Building, and will provide other consulting and marketing services to the Company in connection with the continued operation of the Building and the continued marketing of the Building for sale. Heitman shall receive compensation for its services in the amount of $20,833.33 per month plus, if the Building is sold and the Company has not selected a third party to market the Building for sale, then Heitmen shall receive a commission equal to 1.5% of the gross sale price (1.25% if a buyer's broker is involved) plus 5% of the portion of the sale price, if any, which exceeds $42,000,000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See the description of the Bankruptcy Proceedings provided under Management's Discussion and Analysis of Plan of Operation, above.

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

                 4:      See the Members Agreement, referenced as Exhibit 3.2.

                 10.22: Asset Management Agreement dated September 26, 2000 between EBS Building, L.L.C and Heitman Capital Management LLC.

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

Date:  November 14, 2000

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

          4:     See the Members Agreement, referenced as Exhibit 3.2.

          10.22: Asset Management Agreement dated September 26, 2000 between EBS
                 Building, L.L.C and Heitman Capital Management LLC.

          27:    Financial Data Schedule.