Form 10KSB
period 2000-12-31
EBS BUILDING LLC
filed 2001-04-13
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended       December 31, 2000
                          ---------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.


                        Commission file number 000-24167


                              EBS Building, L.L.C.
                 (Name of Small Business Issuer in Its Charter)


               Delaware                                         43-1794872
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                        Identification  No.)


    c/o PricewaterhouseCoopers LLP
         800 Market Street
         St. Louis, Missouri                                    63101-2695
(Address of Principal Executive Offices)                        (Zip Code)


                                 (678) 419-7021
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
 Title of Each Class                                 on Which Registered
 -------------------                                ---------------------
         N/A                                                 N/A

         Securities registered under Section 12(g) of the Exchange Act:

                            Class A Membership Units
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]          No

         Check if there are no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year. $3,425,004

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,929,743(1)

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of the basis of reasonable assumptions, if the assumptions are stated.

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

Yes  [X]         No  [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2000, there were 10,000,000 Class A Membership Units outstanding.

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the "Building"), to the Company on September 26, 1997 in exchange for 10,000,000 Class B Membership Units of


--------

1 Based on book value of the Class A Membership Units as there is no public trading market for the Class A Membership Units. This number may or may not reflect the true market value of such units.

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

         The Members Agreement contemplates that the Company will sell the Building by September 26, 2002, or if not by then, within the two year period immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 2001, the Company intends to continue actively marketing the Building for sale.

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

         The Building is considered Class A property for real estate investment purposes. According to Colliers Turley Martin Tucker, Inc., the vacancy rate in downtown St. Louis for Class A properties was 10.2% as of December 2000. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

         The Company has no employees. The operations of the Company are the responsibility of the Manager. (See Item 9 below).

         The Company entered into an exclusive listing agreement, effective April 21, 2000, (the "Listing Agreement") with Colliers Turley Martin Tucker, Inc. ("Colliers"). The Listing

Agreement granted Colliers the exclusive right to lease office space located within the Building. Colliers receives certain commissions for its leasing work, which commissions range from 1.65% to 5% of gross rentals, depending on the presence or absence of certain variables. In fiscal 2000, Colliers earned $122,214 in commissions. Prior to entering into the Listing Agreement with Colliers, the Company engaged Insignia/ESG, Inc. as the listing agent for the Building.

         The Company entered into an amended commercial property management agreement, effective April 6, 2000, (the "Insignia Agreement") with Insignia/ESG, Inc. (the "Property Manager"). The Insignia Agreement engaged the Property Manager to manage and operate the Building in consideration of certain management fees. Additionally, the Property Manager receives a construction management fee with respect to non-routine capital improvements in the Building. The Company reimburses the Property Manager for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. The Property Manager is also provided with free rental of furnished office space in the Building. In fiscal 2000, the Property Manager earned $488,266 in fees, commissions and expense reimbursements.

         During fiscal year 2000, Heitman Capital Management LLC ("Heitman") provided asset management consulting and brokerage services to the Company. Such services included oversight of the management and leasing of the Building as well as assisting with the financing and disposition of the Building. The Heitman agreement expired on September 20, 2000 and the Company is currently negotiating a new asset management agreement with Heitman. The new agreement is currently pending approval of the Company's Designation Members as required by the Membership Agreement.

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

         The Company believes that the Building is adequately insured. LMG (Liberty Mutual Insurance Co.), Lexington Insurance Company, and Commonwealth Insurance Co. provide property insurance for the Building.

         As of December 31, 2000, there was only one tenant leasing greater than 10% of the rentable space in the Building. The lease of such tenant is described below:

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

         On March 9, 1999, Edison, together with seven of its affiliates, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. At that time, Edison was the Building's largest tenant, occupying approximately 48% of the total rentable space. In November, 1999, the Company negotiated a consensual reduction of space under Edison's lease. See, Management's Discussion and Analysis, below.

         As of December 31, 2000, the annual average rental rate of all tenants is $16.12 per square foot. Annual average rental rate as of December 31, 1999 was $15.80. The Building's total occupancy as of December 31, 2000 is 42%.

         The following table sets forth certain information with respect to the leases in the Building as of December 31, 2000:

                                                                                          CURRENT % OF
                     NUMBER OF                                        ANNUAL RENT AS OF   GROSS ANNUAL
YEAR                EXPIRATIONS              SQUARE FOOTAGE               12/31/00            RENT
----                -----------              --------------               --------        ------------
2001                      4                      29,576(1)               $  542,671(1)          18%
2003                      1                       5,870                  $   87,874              3%
2005                      2                      12,681                  $  227,324              8%
2008                      1                      20,280                  $  285,948             10%
2009                      1                      22,397                  $  380,749             13%
2011                      1                      92,263                  $1,426,327             48%

(1) Leases expiring in 2001, include one lease totaling 3,500 square feet and $62,125 in annual rent that is currently a month-to-month agreement.


         On October 18, 2000, the Company entered into a five-year lease with Seabury & Smith, Inc. ("Seabury") for the rental of 35,005 square feet or approximately 8% of total rental square footage. Upon commencement of the Seabury lease on February 1, 2001, the average rental rate of all tenants will be $16.26 per square foot and total occupancy of the Building will increase to 50%.

         On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. ("Jacobs") for 161,892 square feet of rentable office space, or approximately 37% of total rentable space. The Jacobs lease, which commences on October 1, 2001, and expires on August 31, 2012, provides for eleven months of free rent upon commencement of the lease and annual rent ranging from $2,712,168 to $3,043,451 thereafter. Rent payments shall commence on September 1, 2002. In addition, the Company incurred lease commission costs of approximately $1,251,432 and tenant improvement costs estimated at approximately $4,082,227 in connection with the Jacobs lease. Such costs will be capitalized and amortized over the term of the Jacobs lease. Upon commencement of the Jacobs lease, the total occupancy of the Building will increase to 81%.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of December 31, 2000 was $7,561,599. Subsequent to the end of the fiscal year, the Company drew an additional $1,186,691 on the Line of Credit to fund tenant improvements, real estate taxes and accrued interest and fees. Future advances under the Line of Credit are available to pay future tenant improvement costs, operating deficits and accrued interest and fees on the Line of Credit. The Line of Credit has a maturity date of May 31, 2001. The Company has received a financing offer and executed a term sheet with Commerce Bank ("Commerce") to replace the existing Line of Credit with a new $18,600,000 credit facility (the "Credit Facility"). The Credit Facility cannot be funded until Commerce completes customary due diligence procedures and the final terms are negotiated. The Company is not aware of any information that would negatively impact Commerce's due diligence procedures and anticipates that the Credit Facility will be negotiated and funded prior to the May 31, 2001 maturity date of the existing Line of Credit.

         The net federal tax basis of the Building approximates $12,929,970 (gross cost of $20,000,000 less accumulated depreciation of $7,070,030). Included in the net federal tax basis is land cost of $1,222,815. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service.

         Real estate taxes for the Building for calendar year 2000 were $382,049.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding against the Company being contemplated by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Pursuant to the Membership Agreement, the proposed asset management agreement between the Company and Heitman has been submitted to the Designation Members (defined in Item 9, below) for their review and approval. No other matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of December 31, 2000, there were approximately 2,012 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

         The Company has not declared or paid any cash distributions on any of its Class A Units during the fiscal year ended December 31, 2000. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A Members in proportion to their respective Class A Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. All distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose. Currently, the Company's Line of Credit precludes any distributions to Members other than as a payment for services rendered.

         All of the Class B Units have been exchanged by Edison for Class A Units, and such Class A Units have been distributed by Edison to the holders of Allowed General Unsecured Claims of Edison in accordance with the provisions of the Member's Agreement.

         All Class A Units are freely tradable by persons other than "affiliates" of the Company without restriction under the Securities Act of 1933, as amended (the "Securities Act"). The Class A Units held by affiliates may not be sold unless registered under the Securities Act or unless an exemption from registration, such as Rule 144, is available. In general, under Rule 144 each affiliate may sell within any period of three months a number of Class A Units up to the greater of 1% of the then outstanding Class A Units or the average weekly trading volume of Class A Units reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the sale. The Company does not know whether any sales of Class A Units will be so reported. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company.

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

         On March 9, 1999, Edison, together with seven of its affiliates, filed for Chapter 11 bankruptcy in the U.S. Bankruptcy court in Delaware. Effective January 1, 2000, Edison's rentable square footage was reduced to 18,587 square feet or approximately 4% of total office space. Commencing on July 1, 2000, Edison's rental square footage was further reduced to 5,000 square feet at a rental rate of $17 per square foot.

On April 2, 2001, Edison extended the term of the lease to June 30, 2001. As of December 31, 2000, the Company held an unsecured claim against Edison in an amount equal to $28,344, which represented pre-petition rent and parking fees. Subsequent to the end of the fiscal year, Edison cured all pre-petition amounts and remains current on monthly lease payments.

         During the twelve months ended December 31, 2000, the Company's rental income decreased by 24% over the prior year, from $4.4 million during 1999 to $3.4 million during 2000. Such decrease was attributed to Edison's reduction in leased square footage as well as the expiration of other tenant leasing agreements during the fiscal year. The Company's total expenses also decreased by 9% over the prior year. Decreases were noted in the utilities expense and general and administrative expense categories as a result of lower occupancy during the current fiscal year than the prior year and the payment of certain loan origination fees during 1999 that were not incurred during 2000. Utilities costs decreased 19% from $742,333 during the twelve months ended December 31, 1999 to $599,115 during the twelve months ended December 31, 2000. General and administrative expenses declined 13% to $680,155 as compared to $780,392 incurred during the prior year. Depreciation and amortization expenses also declined by 36% during the current fiscal year.

         Such decreases in expenses were partially offset by a 14% increase in professional fees during the current fiscal year related to increased leasing activity and a 59% increase in interest expenses. The Company continues to finance tenant improvements and interest payments through draws on its Line of Credit.

         As described under Item 2 above, the Company's current Line of Credit matures on May 31, 2001. The Company has received a financing offer and executed a term sheet with Commerce to replace the existing Line of Credit with a new $18,600,000 Credit Facility. The Credit Facility cannot be funded until Commerce completes customary due diligence procedures and the final terms are negotiated. The Company is not aware of any information that would negatively impact Commerce's due diligence procedures and anticipates that the Credit Facility will be negotiated and funded prior to the May 31, 2001 maturity date of the existing Line of Credit.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company are submitted as a separate section of this report on Form 10-KSB on pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND \ FINANCIAL DISCLOSURE.

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

         As of December 31, 2000, the Manager believes that the following entities are the Designation Members of the Company:

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

         The background and experience of Keith F. Cooper are as follows:

         Keith F. Cooper is a Certified Public Accountant and a Partner of PricewaterhouseCoopers LLP. He has been with PricewaterhouseCoopers LLP and its predecessors for eighteen (18) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services, appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated at the greater of $10,000 per month or based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. The Manager was paid $120,421 for fees and expenses incurred in connection with its services as Manager for fiscal year 2000 as well as tax consulting services and preparation of the Company's annual and periodic reports. In addition, as of December 31, 2000, the Company owed the Manager $10,043 for unpaid fees and expenses incurred during 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 2000, all of the issued and outstanding Class B Units had been canceled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 2000, the following entities were the beneficial owners of greater than 5% of the Class A Units.

                                                                                 NUMBER OF
                                                                               CLASS A UNITS
                                        NAME AND ADDRESS OF                    BENEFICIALLY    PERCENTAGE OF
TITLE OF CLASS                           BENEFICIAL OWNER                          OWNED           CLASS
------------------------------------------------------------------------------------------------------------
Class A Membership Units              Contrarian Capital Management,            2,677,842(1)       26.8%
                                      L.L.C. and/or Contrarian Capital
                                      Advisors, L.L.C.
                                      411 West Putnam Ave.
                                      Suite 225
                                      Greenwich, CT 06830

Class A Membership Units              Citibank, N.A.                            1,597,451(2)       16.0%
                                      599 Lexington Avenue
                                      21st Floor
                                      New York, NY 10043

Class A Membership Units              Swiss Bank Corporation                    1,582,317(3)       15.8%
                                      222 Broadway, 20th Floor
                                      New York, NY 10038

Class A Membership Units              Loeb Partners Corporation                 633,933(4)         6.3%
                                      61 Broadway, 24th Floor
                                      New York, NY 10006

Class A Membership Units              Ingalls & Snyder Value Partners           504,967(4)         5.0%
                                      61 Broadway
                                      New York, NY 10006

                  (1) Based on a letter from Contrarian Capital Management to the Company dated February 1, 2001.
                  (2) Based on a letter from Citicorp North America to the Company dated February 15, 2001.
                  (3) Based on a letter from Swiss Bank Corporation to the Company dated February 15, 2001.
                  (4) Based on a review of the Company's records.

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

                  4:       See the Members Agreement, referenced as Exhibit 3.2.

                  10:20 Standard Office Lease for Jacobs Engineering Group, Inc. dated February 22, 2001.

                  11:      Statement Regarding Computation of Earnings Per Share


         (B)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during fiscal year 2000.

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


                                     REGISTRANT:

                                     EBS Building, L.L.C.

                                     By:  PricewaterhouseCoopers LLP, as Manager

                                     By:  /s/ Keith F. Cooper
                                         --------------------------------------
                                              Keith F. Cooper, Partner


Date: April 13, 2001

                              EBS BUILDING, L.L.C.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


CONTENTS

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT...............................................F-1


FINANCIAL STATEMENTS

    Balance Sheet..........................................................F-2

    Statement Of Operations................................................F-3

    Statement Of Members' Equity...........................................F-4

    Statement Of Cash Flows................................................F-5

    Notes To Financial Statements..................................F-6 to F-10

                          INDEPENDENT AUDITORS' REPORT



Members
EBS Building, L.L.C.
St. Louis, Missouri


We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 2000 and 1999, and the related statements of operations, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



February 22, 2001

                              EBS BUILDING, L.L.C.
                                  BALANCE SHEET

                                     ASSETS


                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                      2000                1999
                                                                  ---------------------------------
RENTAL PROPERTY                                                   $ 22,036,672         $ 22,387,946
                                                                  ------------         ------------

OTHER ASSETS
   Cash - operating                                                     13,248              520,774
   Security deposit escrow                                             112,293              216,376
   Tax and insurance escrow                                             91,672               82,244
   Rents receivable                                                    565,653              454,855
   Prepaid expenses                                                     36,127               20,810
   Lease commissions, net                                            1,145,366            1,024,593
   Lease restructuring costs, net                                           --                8,500
   Loan costs, net                                                      50,609              174,600
   Deposits                                                                273                  202
                                                                  ------------         ------------

         TOTAL OTHER ASSETS                                          2,015,241            2,502,954
                                                                  ------------         ------------


                                                                  $ 24,051,913         $ 24,890,900
                                                                  ============         ============




                        LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
   Note payable                                                   $  7,561,599         $  6,833,512
   Accounts payable                                                    145,491               44,744
   Accrued expenses                                                    310,081              221,658
   Tenant security deposit                                             104,999              213,186
   Prepaid rent                                                             --                6,165
                                                                  ------------         ------------

         TOTAL LIABILITIES                                           8,122,170            7,319,265
                                                                  ------------         ------------

MEMBERS' EQUITY
   Membership units (Class A - 10,000,000 authorized,
      issued and outstanding at December 31, 2000 and 1999)                 --                   --
   Paid-in capital                                                  19,810,522           19,810,522
   Retained earnings (deficit)                                      (3,880,779)          (2,238,887)
                                                                  ------------         ------------

         TOTAL MEMBERS' EQUITY                                      15,929,743           17,571,635
                                                                  ------------         ------------

                                                                  $ 24,051,913         $ 24,890,900
                                                                  ============         ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              EBS BUILDING, L.L.C.
                             STATEMENT OF OPERATIONS



                                                                                          FOR THE YEARS
                                                                                        ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                      2000             1999
                                                                                  ------------------------------
INCOME
   Rent                                                                           $ 3,375,237        $ 4,447,555
   Other                                                                               49,767            138,309
                                                                                  -----------        -----------
         TOTAL INCOME                                                               3,425,004          4,585,864
                                                                                  -----------        -----------


EXPENSES
   Maintenance                                                                        857,904            861,759
   Professional fees                                                                  622,015            547,167
   Utilities                                                                          599,115            742,333
   General and administrative                                                         680,155            780,392
   Interest                                                                           705,831            443,703
   Real estate taxes                                                                  382,049            374,162
   Other operating expenses                                                           182,517            193,341
   Depreciation and amortization                                                    1,037,310          1,616,042
                                                                                  -----------        -----------
         TOTAL EXPENSES                                                             5,066,896          5,558,899
                                                                                  -----------        -----------


NET LOSS                                                                          $(1,641,892)       $  (973,035)
                                                                                  ===========        ===========


PRIMARY EARNINGS (LOSS) PER UNIT                                                  $     (0.16)       $     (0.10)
                                                                                  ===========        ===========


DILUTED EARNINGS (LOSS) PER UNIT                                                  $     (0.16)       $     (0.10)
                                                                                  ===========        ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              EBS BUILDING, L.L.C.
                          STATEMENT OF MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                           CLASS A     CLASS B                             RETAINED
                                         MEMBERSHIP  MEMBERSHIP         PAID-IN            EARNINGS
                                            UNITS      UNITS            CAPITAL            (DEFICIT)             TOTAL
                                       -----------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1999                10,000,000        --        $ 19,810,522        $ (1,265,852)        $ 18,544,670

CURRENT YEAR LOSS                                --        --                  --            (973,035)            (973,035)
                                       ------------   -------        ------------        ------------         ------------

BALANCE - DECEMBER 31, 1999              10,000,000        --          19,810,522          (2,238,887)          17,571,635

CURRENT YEAR LOSS                                --        --                  --          (1,641,892)          (1,641,892)
                                       ------------   -------        ------------        ------------         ------------


BALANCE - DECEMBER 31, 2000              10,000,000        --        $ 19,810,522        $ (3,880,779)        $ 15,929,743
                                       ============   =======        ============        ============         ============



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              EBS BUILDING, L.L.C.
                             STATEMENT OF CASH FLOWS


                                                                                    FOR THE YEARS
                                                                                  ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                             2000                   1999
                                                                        -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(1,641,892)            $  (973,035)
   Reconciliation of net loss to net cash used in
      operating activities:
         Depreciation and amortization                                    1,037,310               1,616,042
         Change in assets and liabilities:
            Increase in escrows, rents receivable, prepaid
               expenses and deposits                                        (31,531)               (736,145)
            Increase (decrease) in liabilities, excluding
               note payable                                                  74,818                (343,877)
                                                                        -----------             -----------

NET CASH USED IN OPERATING ACTIVITIES                                      (561,295)               (437,015)
                                                                        -----------             -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to rental property                                            (446,510)             (3,422,286)
   Payments for lease commissions                                          (227,808)               (221,149)
                                                                        -----------             -----------

NET CASH USED IN INVESTING ACTIVITIES                                      (674,318)             (3,643,435)
                                                                        -----------             -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                               728,087               4,833,512
   Payments for loan costs                                                       --                (232,800)
                                                                        -----------             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   728,087               4,600,712
                                                                        -----------             -----------


NET INCREASE (DECREASE) IN CASH                                            (507,526)                520,262

CASH - BEGINNING OF YEAR                                                    520,774                     512
                                                                        -----------             -----------

CASH - END OF YEAR                                                      $    13,248             $   520,774
                                                                        ===========             ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                        $   641,000             $   444,000
                                                                        -----------             -----------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              EBS BUILDING, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

3.       RENTAL PROPERTY

         Rental property includes the following:


                                                               2000                1999
                                                           --------------------------------
      Land                                                 $ 2,250,520          $ 2,250,520
      Building                                              17,765,629           17,765,629
      Building improvements                                    841,042              658,134
      Tenant improvements                                    3,521,860            3,340,646
      Construction in progress                                 104,686               22,298
                                                           -----------          -----------

                                                            24,483,737           24,037,227
      Less:  Accumulated depreciation                        2,447,065            1,649,281
                                                           -----------          -----------

                                                           $22,036,672          $22,387,946
                                                           ===========          ===========



         The Building is located in downtown St. Louis, Missouri and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At December 31, 2000, the Building had ten tenants leasing 183,067 square feet for an occupancy rate of 42%.

         At December 31, 2000 and 1999, one tenant occupied greater than 10% of the leasable space. Stifel, Nicolaus & Company occupies 92,263 square feet or 21% of the total leasable space.

         At December 31, 2000, minimum payments due under noncancellable operating lease agreements are as follows:


              YEAR                                       AMOUNT
              -------------------------------------------------------
              2001                                  $   2,985,441
              2002                                      3,098,590
              2003                                      3,132,352
              2004                                      3,093,376
              2005                                      3,026,998
              Thereafter                               11,144,012
              ------------------------------------------------------

                                                    $  26,480,769
              ======================================================

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

         Effective March 23, 1999, the Company entered into a $5,200,000 revolving line of credit. The note bore interest at an annual rate equal to the Prime Rate plus 2.0%. A $26,000 fee was paid related to this line of credit. In addition, a credit facility fee of 0.25% of the outstanding balance of the line of credit was due on the first day of each month. Payments were for interest only until maturity on June 23, 1999, when all outstanding principal and interest was due and payable.

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

         At December 31, 2000 and 1999, the Company had outstanding borrowings of $7,561,599 and $6,833,512, respectively.

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

         During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 2000 and 1999, there were 10,000,000 Class A Membership Units outstanding.

6.       SUBSEQUENT EVENT

         On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. ("Jacobs") for 161,892 square feet of rentable office space, or approximately 37% of total rentable space. The Jacobs lease, which commences on October 1, 2001 and expires on August 31, 2012, provides for eleven months of free rent upon commencement of the lease and annual rent ranging from $2,712,168 to $3,043,451 thereafter. Rent payments shall commence on September 1, 2002. In addition, the Company incurred lease commission costs of approximately $1,251,432 and tenant improvement costs estimated at approximately $4,082,227 in connection with the Jacobs lease. Such costs will be capitalized and amortized over the term of the Jacobs lease.