Form 10QSB
period 2001-03-31
EBS BUILDING LLC
filed 2001-05-15
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number: 000-24167

                              EBS Building, L.L.C.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Delaware                                    43-1794872
--------------------------------------------           ------------------------
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

c/o PricewaterhouseCoopers, LLP, 800 Market Street, St. Louis, Missouri 63101-2695
-----------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (678)419-7021
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
-------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

Yes      X          No
    --------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
    --------------    --------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



EBS BUILDING, L.L.C.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                         MARCH 31, 2001           DECEMBER 31, 2000
                                                                           (UNAUDITED)

ASSETS
 Rental property, net                                                       $22,537,057              $22,036,672
 Cash - operating                                                                 6,130                   13,248
 Security deposit escrow                                                         58,273                  112,293
 Tax and insurance escrow                                                       243,800                   91,672
 Rents receivable                                                               604,457                  565,653
 Prepaid expenses                                                                 9,032                   36,127
 Lease commissions, net                                                       1,752,914                1,145,366
 Loan costs, net                                                                 20,243                   50,609
 Other assets                                                                       274                      202
                                                                            -----------              -----------

  Total assets                                                              $25,232,180              $24,051,913
                                                                            -----------              -----------


LIABILITIES
 Note payable                                                               $ 8,678,607              $ 7,561,599
 Accounts payable                                                               649,101                  145,491
 Accrued expenses                                                               319,263                  310,081
 Tenant security deposit                                                         57,405                  104,999
                                                                            -----------              -----------

  Total liabilities                                                           9,704,376                8,122,170
                                                                            -----------              -----------

MEMBERS' EQUITY:
 Membership Units (Class A - 10,000,000 authorized,
  issued and outstanding)                                                             -                        -
 Paid-in capital                                                             19,810,522               19,810,522
 Retained earnings                                                           (4,282,718)              (3,880,779)
                                                                            -----------              -----------

  Total members' equity                                                      15,527,804               15,929,743
                                                                            -----------              -----------

  Total liabilities and members' equity                                     $25,232,180              $24,051,913
                                                                            -----------              -----------


  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------



                                                              FOR THE 3 MONTHS ENDED       FOR THE 3 MONTHS ENDED
                                                                  MARCH 31, 2001               MARCH 31, 2000
                                                                   (UNAUDITED)                   (UNAUDITED)

Income:
 Rent                                                                  $   800,212               $   874,891
 Other                                                                     103,298                    10,852
                                                                       -----------               -----------

   Total income                                                            903,510                   885,743
                                                                       -----------               -----------

Expenses:
 Maintenance                                                               226,918                   184,845
 Professional fees                                                         159,426                   185,271
 Utilities                                                                 167,732                   164,285
 General and administrative                                                144,261                   183,899
 Depreciation & amortization                                               271,301                   243,052
 Property taxes                                                             99,000                    93,540
 Interest expense                                                          189,615                   163,546
 Other operating expenses                                                   47,196                    58,387
                                                                       -----------               -----------

   Total expenses                                                        1,305,449                 1,276,825
                                                                       -----------               -----------

Net loss                                                               $  (401,939)              $  (391,082)
                                                                       -----------               -----------

Net loss per Class A Unit - primary                                        $ (0.04)                  $ (0.04)
Net loss per Class A Unit - fully diluted                                  $ (0.04)                  $ (0.04)



  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2001
--------------------------------------------------------------------------------


                                               CLASS A       CLASS B
                                              MEMBERSHIP    MEMBERSHIP    PAID IN        RETAINED
                                                UNITS         UNITS       CAPITAL        EARNINGS      TOTAL

Balance, December 31, 2000                     10,000,000            -  $ 19,810,522  $ (3,880,779) $ 15,929,743

Units transferred (unaudited)                           -            -             -             -             -

Year to date loss (unaudited)                           -            -             -      (401,939)     (401,939)
                                              -----------  -----------  ------------  ------------  ------------

Balance, March 31, 2001 (unaudited)            10,000,000            -  $ 19,810,522  $ (4,282,718)  $15,527,804
                                              ===========  ===========  ============  ============  ============


  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




                                                                   FOR THE 3 MONTHS ENDED     FOR THE 3 MONTHS ENDED
                                                                        MARCH 31, 2001             MARCH 31, 2000
                                                                          (UNAUDITED)               (UNAUDITED)

Cash flows from operating activities:
  Net loss                                                                $  (401,939)               $  (391,082)
  Reconciliation of net loss to cash flows
  Provided/(used) by operating activities:
    Depreciation & amortization expense                                       271,301                    243,052
    Changes in operating assets and liabilities:
      Increase in escrows, rents receivable, prepaid
      expenses and deposits                                                  (109,817)                   (15,687)
      Increase in liabilities, excluding note payable                         465,198                     42,985
                                                                          -----------                -----------
      Cash flows provided/(used) by operating
      activities                                                              224,743                   (120,732)
                                                                          -----------                -----------
Cash flows from investing activities:
  Payments for lease commissions                                             (642,953)                         -
  Capital Expenditures                                                       (705,916)                         -
                                                                          -----------                -----------
      Cash flows used by investing activities                              (1,348,869)                         -
                                                                          -----------                -----------
Cash flows from financing activities:
  Proceeds from note payable                                                1,117,008                     58,171
                                                                          -----------                -----------

      Cash flows provided by financing activities                           1,117,008                     58,171
                                                                          -----------                -----------
Net decrease in cash                                                           (7,118)                   (62,561)

Cash, beginning of period                                                      13,248                    819,394
                                                                          -----------                -----------

Cash, end of period                                                       $     6,130                $   756,833
                                                                          -----------                -----------


  The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001
--------------------------------------------------------------------------------



1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB filed on April 13, 2001.

2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                                        For the                 For the
                                                                     3 Months Ended          3 Months Ended
                                                                     March 31, 2001          March 31, 2000
                                                                      (unaudited)             (unaudited)


         Numerator:
           Net Earnings/(Loss) - Primary and Diluted                 $   (401,939)           $   (391,082)
                                                                     ============            ============

         Denominator:
           Weighted Average Units Outstanding - Primary                10,000,000              10,000,000
           Effect of Potentially Dilutive Units                                 -                       -
                                                                     ------------            ------------
           Units Outstanding - Diluted                                 10,000,000              10,000,000
                                                                     ============            ============

         Primary Earnings/(Loss) per Unit                                $  (0.04)               $  (0.04)
                                                                         ========                ========
         Diluted Earnings/(Loss) per Unit                                $  (0.04)               $  (0.04)
                                                                         ========                ========


3.    Rental property consists of the following:



                                                       March 31, 2001    December 31, 2000
                                                         (unaudited)
                                                      ----------------  -------------------

      Land                                               $ 2,250,520        $ 2,250,520
      Building                                            17,765,629         17,765,629
      Building Improvements                                  840,377            841,042
      Tenant Improvements                                  3,521,861          3,521,860
      Construction in progress                               811,265            104,686
                                                         -----------        -----------
                                                          25,189,652         24,483,737

      Less Accumulated Depreciation                        2,652,595          2,447,065
                                                         -----------        -----------
                                                         $22,537,057        $22,036,672
                                                         ===========        ===========


     The building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001
--------------------------------------------------------------------------------

4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On June 18, 1999, the Company entered into a $12,000,000 revolving line of credit with FINPRO, L.L.C. (the "Line of Credit"). Borrowings under the Line of Credit bear interest at an annual rate of LIBOR plus 3.5%. Payments are for interest only until maturity on May 31, 2001, when all outstanding principal and interest is due and payable. As of March 31, 2001, the Company had outstanding borrowings of $8,678,607 under the Line of Credit. The Company has received a financing offer and executed a term sheet with Commerce Bank ("Commerce") to replace the existing Line of Credit with a new $18,600,000 credit facility (the "Credit Facility"). The Credit Facility cannot be funded until Commerce completes customary due diligence procedures and the final terms are negotiated. The Company is not aware of any information that would negatively impact Commerce's due diligence procedures and anticipates that the Credit Facility will be negotiated and funded prior to the May 31, 2001 maturity date of the existing Line of Credit.

6. Accounts payable as of March 31, 2001 include lease commissions payable of $625,716 related to an eleven-year lease signed on February 22, 2001 with Jacobs Engineering Group, Inc. ("Jacobs") for 161,892 square feet of rentable office space. Such costs will be capitalized and amortized over the term of the Jacobs lease.

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

         On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. ("Jacobs") for 161,892 square feet of rentable office space, or approximately 37% of total rentable space. The Jacobs lease, which commences on October 1, 2001 and expires on August 31, 2012, provides for eleven months of free rent upon commencement of the lease and annual rent ranging from $2,712,168 to $3,043,451 thereafter. Rent payments shall commence on September 1, 2002. In connection with the Jacobs lease, the Company incurred lease commission costs of approximately $1,251,432 and will incur tenant improvement costs estimated at approximately $4,082,227. Such costs will be capitalized and amortized over the term of the Jacobs lease. Upon commencement of the Jacobs lease, the total occupancy of the Building will increase to 87%.

         During April 2001, the Company finalized an agreement with Heitman Capital Management LLC ("Heitman"), whereby Heitman will provide asset management consulting and brokerage services to the Company. Such services included oversight of the management and leasing of the Building as well as assisting with the financing and disposition of the Building. In exchange for its asset management services, Heitman will receive a monthly fee of $20,833.33. In addition, in the event the Building is sold prior to the expiration of the Heitman Asset Management Agreement and Heitman is the procuring broker of the purchaser, Heitman shall receive a fee of up to 1.5% of the gross sales price for the Building, plus 5% of that portion of the gross sales price that exceeds $45,000,000.

         During the three months ended March 31, 2001, the Company's rental income decreased by 8.5% over the first quarter of the prior year, from $874,891 during the first quarter of 2000 to $800,212 during the first quarter of 2001. Such decrease was attributed to the expiration of certain tenant leasing agreements during the second quarter of 2000 as well as the consensual reduction of rentable space leased to Edison Brothers Stores, Inc. commencing July 1, 2000. The Company's total expenses increased by 2.2% over the first quarter of the prior year. Such expenses include a 15.9% increase in interest expense due to an increased level of borrowings during the first quarter of 2001. Maintenance expenses also increase from $184,845 during the first quarter of 2000 to $226,918 during the first quarter of 2001 due to additional repairs needed during 2001. These increased expenses were offset by a decline in general and administrative expenses during the first quarter of 2001. Such decline resulted primarily from the reversal of a bad debt expense that was recorded during the first quarter of 2001 and which related to a claim the Company held against Edison Brothers for pre-bankruptcy rent. Edison Brothers paid such amount during the first quarter of 2001.

         During June 1999, the Company entered into a $12,000,000 revolving line of credit with FinPro, L.L.C. to cover any shortfalls in cash flows (the "Line of Credit"). The balance outstanding under the Line of Credit as of March 31, 2001 was $8,678,607. The Line of Credit matures on May 31, 2001. The Company has received a financing offer and executed a term sheet with Commerce Bank ("Commerce") to replace the existing Line of Credit with a new $18,600,000 credit facility (the "Credit Facility"). The Credit Facility cannot be funded until Commerce completes customary due diligence procedures and the final terms are negotiated. The Company is not aware of any information that would negatively impact Commerce's due diligence procedures and anticipates that the Credit Facility will be negotiated and funded prior to the May 31, 2001 maturity date of the existing Line of Credit.

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

                4:   See the Members Agreement, referenced as Exhibit 3.2.

            10.22: Asset Management Agreement dated September 26, 2000 between EBS Building, L.L.C. and Heitman Capital Management LLC.

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

Date:  May 15, 2001

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

                  4:       See the Members Agreement, referenced as Exhibit 3.2.

              10.22: Asset Management Agreement dated September 26, 2000 between EBS Building, L.L.C. and Heitman Capital Management LLC.