Form 10QSB
period 2001-06-30
EBS BUILDING LLC
filed 2001-08-13
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15 (d) of the Securities Exchange
      Act of 1934

For the quarterly period ended June 30, 2001

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                    43-1794872
--------------------------------------------          --------------------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)


                c/o PricewaterhouseCoopers, LLP, 800 Market Street, St. Louis, Missouri  63101-2695
-------------------------------------------------------------------------------------------------------------------
                                     (Address of Principal Executive Offices)

                                                   (678)419-7021
-------------------------------------------------------------------------------------------------------------------
                                 (Issuer's Telephone Number, Including Area Code)

                                                        N/A
-------------------------------------------------------------------------------------------------------------------
                          (Former Name, Former Address and Former Fiscal Year, if Changed
                                                Since Last Report)


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

Yes      X          No
    --------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2001, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
    --------------    --------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------

                                                                               JUNE 30, 2001          DECEMBER 31, 2000
                                                                                (UNAUDITED)

 ASSETS
   Rental property                                                           $    22,892,791           $    22,036,672
   Cash - operating                                                                    4,111                    13,248
   Security deposit escrow                                                            58,227                   112,293
   Tax and insurance escrow                                                          268,098                    91,672
   Rents receivable                                                                  787,508                   565,653
   Prepaid expenses                                                                  105,927                    36,127
   Lease commissions (net)                                                         1,721,801                 1,145,366
   Loan costs (net)                                                                  288,213                    50,609
   Other assets                                                                          988                       273
                                                                             ---------------           ---------------

     Total assets                                                            $    26,127,664           $    24,051,913
                                                                             ===============           ===============


 LIABILITIES
   Note payable                                                              $    10,232,294           $     7,561,599
   Accounts payable                                                                  300,409                   145,491
   Accrued expenses                                                                  423,604                   310,081
   Tenant security deposits                                                           57,405                   104,999
   Prepaid rent                                                                      132,065                         -
                                                                             ---------------           ---------------

     Total liabilities                                                            11,145,777                 8,122,170
                                                                             ---------------           ---------------

 MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000 authorized, issued and
       outstanding at June 30, 2001 and December 31, 2000)                                 -                         -
   Paid-in capital                                                                19,810,522                19,810,522
   Retained earnings/(deficit)                                                    (4,828,635)               (3,880,779)
                                                                             ---------------           ---------------

     Total members' equity                                                        14,981,887                15,929,743
                                                                             ---------------           ---------------

     Total liabilities and members' equity                                   $    26,127,664           $    24,051,913
                                                                             ===============           ===============



   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------

                                                  FOR THE 3 MONTHS ENDED                FOR THE 6 MONTHS ENDED
                                            ----------------------------------    ---------------------------------
                                             JUNE 30, 2001      JUNE 30, 2000      JUNE 30, 2001     JUNE 30, 2000
                                              (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)

Income:
    Rent                                       $   852,188        $   908,146       $  1,652,399      $  1,783,037
    Other                                           50,540             61,917            153,839            72,769
                                               -----------        -----------       ------------      ------------

      Total income                                 902,728            970,063          1,806,238         1,855,806
                                               -----------        -----------       ------------      ------------

Expenses:
    Maintenance                                    185,460            236,232            412,379           421,077
    Professional fees                              242,663            147,697            402,089           332,967
    Utilities                                      153,990            119,651            321,723           283,936
    General and administrative                     227,397            124,822            371,658           308,721
    Depreciation and amortization                  331,262            270,661            602,564           513,713
    Taxes (including real estate taxes)             99,600             93,540            198,600           187,080
    Interest expense                               157,954            166,653            347,569           330,199
    Other operating expenses                        50,317             29,740             97,512            88,127
                                               -----------        -----------       ------------      ------------

      Total expenses                             1,448,643          1,188,996          2,754,094         2,465,820
                                               -----------        -----------       ------------      ------------

Net loss                                       $  (545,915)       $  (218,933)      $   (947,856)     $   (610,014)
                                               ===========        ===========       ============      ============

Net loss per Class A Unit - primary            $     (0.05)       $     (0.02)      $      (0.09)     $      (0.06)
Net loss per Class A Unit -
      fully diluted                            $     (0.05)       $     (0.02)      $      (0.09)     $      (0.06)

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CHANGES IN MEMBERS' EQUITY


------------------------------------------------------------------------------------------------------------------

                                           CLASS A      CLASS B
                                         MEMBERSHIP    MEMBERSHIP       PAID IN       RETAINED
                                           UNITS         UNITS          CAPITAL       EARNINGS           TOTAL

Balance, December 31, 2000                10,000,000            -    $ 19,810,522   $  (3,880,779)   $ 15,929,743

Units transferred (unaudited)                      -            -               -               -               -

Year to date loss (unaudited)                      -            -               -        (947,856)       (947,856)
                                         ------------  ----------    ------------   -------------    ------------

Balance, June 30, 2001 (unaudited)        10,000,000            -    $ 19,810,522   $  (4,828,635)   $ 14,981,887
                                         ============  ==========    ============   =============    ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------

                                                                               FOR THE                FOR THE
                                                                              6 MONTHS                6 MONTHS
                                                                                ENDED                  ENDED
                                                                            JUNE 30, 2001          JUNE 30, 2000
                                                                             (UNAUDITED)            (UNAUDITED)

Cash flows from operating activities:
    Net loss                                                                $    (947,856)         $  (610,014)
    Reconciliation of net loss to cash flows
     Used by operating activities:
      Depreciation and amortization expense                                       602,564              513,713
      Changes in operating assets and liabilities:
        Increase in assets, excluding cash
         and rental property                                                     (417,728)            (125,305)
        Increase in liabilities                                                   352,912               33,410
                                                                            -------------          -----------

        Cash flows used by operating activities                                  (410,108)            (188,196)
                                                                            -------------          -----------

Cash flows from investing activities:
    (Additions)/Reductions to rental property                                  (1,306,943)               6,288
    Payments for lease commissions                                               (657,614)              (3,292)
                                                                            -------------          -----------

        Cash flows provided/(used) by investing activities                     (1,964,557)               2,996
                                                                            -------------          -----------

Cash flows from financing activities:
    Proceeds from note payable                                                  2,670,695               58,171
    Payments for loan costs                                                      (305,167)                   -
                                                                            -------------          -----------

        Cash flows provided by investing activities                             2,365,528               58,171
                                                                            -------------          -----------

Net decrease in cash                                                               (9,137)            (127,029)

Cash, beginning of period                                                          13,248              819,394
                                                                            -------------          -----------

Cash, end of period                                                         $       4,111          $   692,365
                                                                            =============          ===========


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001
--------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed on April 13, 2001.


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:


                                                     For the 3 Months Ended           For the 6 Months Ended
                                                     ----------------------           ----------------------
                                                  June 30, 2001  June 30, 2000     June 30, 2000   June 30, 2000
                                                  (unaudited)     (unaudited)      (unaudited)      (unaudited)

     Numerator:
     Net Earnings/(Loss) - Primary and Diluted   $    (545,915)  $    (218,933)      $  (947,856)    $  (610,014)
                                                 =============   =============       ===========     ===========
     Denominator:
          Weighted Average Units Outstanding -
             Primary                                10,000,000      10,000,000        10,000,000      10,000,000
          Effect of Potentially Dilutive Units
                                                             -               -                 -               -
                                                 -------------   -------------       -----------     -----------
          Units Outstanding - Diluted               10,000,000      10,000,000        10,000,000      10,000,000
                                                 =============   =============       ===========     ===========

     Primary Earnings/(Loss) per Unit            $       (0.05)  $       (0.02)      $     (0.09)    $     (0.06)
                                                 =============   =============       ===========     ===========
     Diluted Earnings/(Loss) per Unit            $       (0.05)  $       (0.02)      $     (0.09)    $     (0.06)
                                                 =============   =============       ===========     ===========


3.       Rental property consists of the following:

                                                      June 30, 2001           December 31, 2000
                                                       (unaudited)
                                                      -------------           -----------------

     Land                                             $   2,250,520           $      2,250,520
     Building                                            17,765,629                 17,765,629
     Building Improvements                                1,116,906                    841,042
     Tenant Improvements                                  4,030,692                  3,521,860
     Construction in progress                               629,932                    104,686
                                                      -------------           ----------------
                                                         25,793,679                 24,483,737
     Less Accumulated Depreciation                        2,900,888                  2,447,065
                                                      -------------           ----------------
                                                      $  22,892,791           $     22,036,672
                                                      =============           ================

         The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001
PAGE 2
-------------------------------------------------------------------------------

4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of June 30, 2001, the Company had outstanding borrowings of $10,232,294 under the Line of Credit.

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

         On May 31, 2001, the Company entered into an $18,600,000 credit facility (the "Credit Facility") with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

         During the three months ended June 30, 2001, the Company's rental income decreased by 6.2% over the second quarter of the prior year, from $908,146 during the second quarter of 2000 to $852,188 during the second quarter of 2001. Such decrease was attributed to the expiration of certain tenant leasing agreements during the second quarter of 2000 as well as the consensual reduction of rentable space leased to Edison Brothers Stores, Inc. commencing July 1, 2000. The Company's total expenses increased by 21.8% over the second quarter of the prior year. Such increase is primarily attributable to expenses incurred in connection with securing the replacement line of credit, including professional fees, which increased from $147,697 during the second quarter of 2000 to $242,663 during the second quarter of 2001. In addition, general and administrative expenses increased 82.2% as the result of loan fees incurred associated with the Credit Facility. Depreciation expense also increase from $270,661 during the second quarter of 2000 to $331,262 during the second quarter of 2001 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering Group, Inc. lease entered into on February 22, 2001. Other operating expense increased 69.2% over the prior year due to an increase in insurance premiums.



                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits (listed by numbers corresponding to the Exhibit Table
Item 601 of Regulation S-B)

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

         (b) Reports on Form 8-K. The Issuer filed a report on Form 8-K on June 11, 2001.

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

Date:  August 13, 2001

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