Form 10QSB
period 2001-09-30
EBS BUILDING LLC
filed 2001-11-13
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                      43-1794872
--------------------------------------------       -----------------------------
        (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)


 c/o PricewaterhouseCoopers, LLP, 800 Market Street, St. Louis, Missouri 63101-2695
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (678)419-7021
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes     X       No
    -----------    ----------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     X        No
    -----------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2001, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes             No    X
    -----------    ----------

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.



EBS BUILDING, L.L.C.
BALANCE SHEETS

--------------------------------------------------------------------------------

                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                         (UNAUDITED)
 ASSETS
   Rental property (net)                                 $    24,871,128       $   22,036,672
   Cash - operating                                               65,635               13,248
   Security deposit escrow                                        10,260              112,293
   Tax and insurance escrow                                      315,257               91,672
   Rents receivable                                              811,772              565,653
   Prepaid expenses                                               74,149               36,127
   Lease commissions (net)                                     1,732,276            1,145,366
   Loan costs (net)                                              262,782               50,609
   Other assets                                                    9,646                  273
                                                     -------------------- --------------------
     Total assets                                        $    28,152,905       $   24,051,913
                                                     ==================== ====================


 LIABILITIES
   Note payable                                          $    12,772,550       $    7,561,599
   Accounts payable                                              320,061              145,491
   Accrued expenses                                              475,335              310,081
   Tenant security deposits                                        9,477              104,999
   Prepaid rent                                                    7,076                 -
                                                     -------------------- --------------------
     Total liabilities                                        13,584,499            8,122,170
                                                     -------------------- --------------------

 MEMBERS' EQUITY:
   Membership Units (Class A - 10,000,000
      authorized, issued and outstanding
      at June 30, 2000 and December 31, 1999)                       -                    -
   Paid-in capital                                            19,810,522           19,810,522
   Retained earnings                                          (5,242,116)          (3,880,779)
                                                     -------------------- --------------------

     Total members' equity                                    14,568,406           15,929,743
                                                     -------------------- --------------------

     Total liabilities and members' equity               $    28,152,905       $   24,051,913
                                                     ==================== ====================


   The accompanying notes are an integral part of these financial statements

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                     FOR THE 3 MONTHS ENDED         FOR THE 9 MONTHS ENDED
                                  ------------------------------ ------------------------------
                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                       2001           2000           2001           2000
                                   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Income:
   Rent                             $    876,351   $    808,204    $  2,528,750   $  2,591,241
   Other                                  31,926         25,119         185,765         97,889
                                  --------------- -------------- --------------- -------------

     Total income                        908,277        833,323       2,714,515      2,689,130
                                  --------------- -------------- --------------- -------------

Expenses:
   Maintenance                           250,309        196,694         662,687        617,771
   Professional fees                      97,315        171,148         499,404        504,115
   Utilities                             182,170        210,262         503,892        494,199
   General and administrative            143,715        244,835         515,373        545,392
   Depreciation and amortization         311,934        252,446         914,498        766,159
   Taxes (including real estate           99,000         93,540         297,600        280,620
   taxes)
   Interest Expense                      185,439        174,816         533,008        513,178
   Other operating expenses               51,878         47,195         149,390        135,322
                                  --------------- -------------- --------------- -------------

     Total expenses                    1,321,760      1,390,936       4,075,852      3,856,756
                                  --------------- -------------- --------------- -------------

Net income/(loss)                   $  (413,483)   $  (557,613)   $ (1,361,337)  $ (1,167,626)
                                  =============== ============== =============== ==============

Net income/(loss) per Class A
Unit -                              $     (0.04)   $     (0.06)   $      (0.14)  $      (0.12)
    primary
Net income/(loss) per Class A
Unit -                                             $     (0.06)                  $      (0.12)
    fully diluted                   $     (0.04)                  $      (0.14)



   The accompanying notes are an integral part of these financial statements

EBS BUILDING, L.L.C.
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

--------------------------------------------------------------------------------

                                  CLASS A       CLASS B
                                 MEMBERSHIP    MEMBERSHIP    PAID IN      RETAINED
                                   UNITS         UNITS       CAPITAL      EARNINGS       TOTAL

Balance, December 31, 2000        10,000,000      -       $19,810,522  $(3,880,779)   $15,929,743

Units transferred (unaudited)        -            -            -             -            -

Year to date loss (unaudited)        -            -            -        (1,361,337)   (1,361,337)
                               ------------- ------------ ------------ ------------- ------------
Balance, September 30, 2001
(unaudited)                       10,000,000      -        $19,810,522 $(5,242,116)  $14,568,406
                               ============= ============ ============ ============= ============



   The accompanying notes are an integral part of these financial statements

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                        FOR THE 9 MONTHS    FOR THE 9 MONTHS
                                                               ENDED             ENDED
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                            (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                 $ (1,361,337)   $ (1,167,626)
   Reconciliation of net loss to cash flows
    Used by operating activities:
     Depreciation  and amortization expense                      914,498         766,159
     Changes in operating assets and liabilities:
       Increase in escrows, rents receivable, prepaid
       expenses
        and other assets                                        (415,064)       (267,237)
       Increase in liabilities, excluding note payable           251,378         199,615
                                                          ---------------- ---------------

       Cash flows used in operating activities                  (610,525)       (469,089)
                                                          ---------------- ---------------

Cash flows from investing activities:
   Additions to rental property                               (3,522,929)        (74,756)
   Payments for lease commissions                               (719,943)        (57,391)
                                                          ---------------- ---------------

       Cash flows used in investing activities                (4,242,872)       (132,147)
                                                          ---------------- ---------------

Cash flows from financing activities:
   Proceeds from note payable                                  5,210,951         163,125
   Payments for loan costs                                      (305,167)           -
                                                          ---------------- ---------------

       Cash flows provided by financing activities             4,905,784         163,125
                                                          ---------------- ---------------

Net increase/(decrease) in cash                                   52,387        (438,111)

Cash, beginning of period                                         13,248         520,774
                                                          ---------------- ---------------

Cash, end of period                                         $     65,635    $     82,663
                                                          ================ ===============


   The accompanying notes are an integral part of these financial statements

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------


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


 2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                For the 3 Months Ended                      For the 9 Months Ended
                                                ----------------------                      ----------------------
                                      September 30, 2001     September 30, 2000    September 30, 2001     September 30, 2000

                                         (unaudited)              (unaudited)          (unaudited)            (unaudited)
    Numerator:
    Net Earnings/(Loss) - Primary and
    Diluted                              $   (413,482)          $   (557,613)         $   (1,361,337)         $   (1,167,626)
                                         =============          =============         ===============         ===============
    Denominator:
         Weighted Average Units
    Outstanding - Primary                  10,000,000             10,000,000              10,000,000              10,000,000
         Effect of Potentially
    Dilutive Units                                  -                      -                       -                       -
                                         -------------          -------------         ---------------         ---------------
         Units Outstanding - Diluted       10,000,000             10,000,000              10,000,000              10,000,000
                                         =============          =============         ===============         ===============
    Primary Earnings/(Loss) per Unit     $      (0.04)          $      (0.06)         $        (0.14)         $        (0.12)
                                         =============          =============         ===============         ===============
    Diluted Earnings/(Loss) per Unit     $      (0.04)          $      (0.06)         $        (0.14)         $        (0.12)
                                         =============          =============         ===============         ===============



3.      Rental property consists of the following:

                                          September 30, 2001     December 31, 2000
                                              (unaudited)
                                           ------------------  --------------------
          Land                                 $   2,250,520        $    2,250,520
          Building                                17,765,629            17,765,629
          Building Improvements                    1,249,192               841,042
          Tenant Improvements                      4,032,442             3,521,860
          Construction in progress                 2,708,882               104,686
                                           ------------------  --------------------
                                                  28,006,665            24,483,737
          Less Accumulated Depreciation            3,135,537             2,447,065
                                           ------------------  --------------------
                                               $  24,871,128        $   22,036,672
                                           ==================  ====================


        The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001
PAGE 2
--------------------------------------------------------------------------------


4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

 5. On May 31, 2001, the Company entered into an $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety
        (190) basis points. As of September 30, 2001, the Company had outstanding borrowings of $12,772,550 under the Line of Credit.

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

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the "Credit Facility") with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

        During the three months ended September 30, 2001, the Company's rental income increased by 8.4% over the third quarter of the prior year, from $808,204 during the third quarter of 2000 to $876,351 during the third quarter of 2001. Such increase is attributed to the commencement on February 1, 2001 of a new tenant lease for 35,005 square feet offset by the expiration on April 30, 2001 of a tenant lease for 18,661 square feet. The Company's total expenses decreased by 5.0% over the third quarter of the prior year. Such decrease is primarily attributable to a decline in professional fees associated with securing new leases and a reduction in bank fees incurred under the new Credit Facility. Professional fees decreased from $171,148 during the third quarter of 2000 to $97,315 during the third quarter of 2001. In addition, general and administrative expenses decreased 41.3% as the result of lower loan fees incurred under the new Credit Facility. Depreciation expense increased from $252,446 during the third quarter of 2000 to $311,934 during the third quarter of 2001 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering Group, Inc. lease entered into on February 22, 2001. Maintenance expense increased 27.3% over the prior year due to increase occupancy in the building.

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

               4:     See the Members Agreement, referenced as Exhibit 3.2.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the third quarter of 2001.

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


                                    REGISTRANT:

                                    EBS Building, L.L.C.

                                    By:  PricewaterhouseCoopers LLP, as Manager

                                    By:  /s/Keith F. Cooper
                                            ------------------------------------
                                            Keith F. Cooper, Partner

Date:  November 13, 2001

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