Form 10KSB
period 2001-12-31
EBS BUILDING LLC
filed 2002-03-29
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended       December 31, 2001
                          ---------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) O THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.



                        Commission file number 000-24167
                                              ----------


                              EBS Building, L.L.C.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  Delaware                                43-1794872
       -------------------------------                -------------------
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)


        c/o PricewaterhouseCoopers LLP
               800 Market Street
               St. Louis, Missouri                         63101-2695
     ----------------------------------------              ----------
     (Address of Principal Executive Offices)              (Zip Code)


                                 (678) 419-8809
                           ---------------------------
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
        Title of Each Class                  on Which Registered
        -------------------                  ---------------------

                N/A                                  N/A
        -------------------                  ---------------------

         Securities registered under Section 12(g) of the Exchange Act:

                            Class A Membership Units
                            ------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]        No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year. $3,673,328

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,152,755(1)

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of the basis of reasonable assumptions, if the assumptions are stated.

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

Yes [X]        No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, there were 10,000,000 Class A Membership Units outstanding.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings (the "Chapter 11 Proceedings") of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the "Building"), to the Company on September 26, 1997 in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison canceled 9,058,041 Class B Membership Units and simultaneously issued

----------

(1) Based on book value of the Class A Membership Units as there is no public trading market for the Class A Membership Units. This number may or may not reflect the true market value of such units.

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

         The Members Agreement contemplates that the Company will sell the Building by September 26, 2002, or if not by then, within one or more successive periods of two-years each, as approved by the Bankruptcy Court, immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 2002, the Company intends to continue actively marketing the Building for sale.

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

         The Building is considered Class A property for real estate investment purposes. According to Colliers Turley Martin Tucker, Inc., the vacancy rate in downtown St. Louis for Class A properties was 13.5% as of December 2001. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

         The Company has no employees. The operations of the Company are the responsibility of the Manager. (See Item 9 below).

         The Company entered into an exclusive listing agreement, effective April 21, 2000, (the "Listing Agreement") with Colliers Turley Martin Tucker, Inc. ("Colliers"). The Listing Agreement granted Colliers the exclusive right to lease office space located within the Building. Colliers receives certain commissions for its leasing work, which commissions range from 1.65% to 5% of gross rentals, depending on the presence or absence of certain variables. In fiscal 2001, Colliers earned $1,362,259 in commissions. Prior to entering into the Listing Agreement with Colliers, the Company engaged Insignia/ESG, Inc. as the listing agent for the Building.

         The Company entered into an additional exclusive listing agreement, effective December 10, 2001, with Colliers, which agreement granted Colliers the exclusive right to sell the Building. The term of the agreement is through August 31, 2002. Upon the sale of the Building pursuant to a written sales contract executed during the term of the agreement by a purchaser procured by Colliers, a commission of

1.0% of the gross sales price, up to $38 million, plus 5.0% of the gross sales price in excess of $38 million will be paid to Colliers.

         The Company entered into an amended commercial property management agreement, effective April 6, 2000, (the "Insignia Agreement") with Insignia/ESG, Inc. (the "Property Manager"). The Insignia Agreement engaged the Property Manager to manage and operate the Building in consideration of certain management fees. Additionally, the Property Manager receives a construction management fee with respect to non-routine capital improvements in the Building. The Company reimburses the Property Manager for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. The Property Manager is also provided with free rental of furnished office space in the Building. In fiscal 2001, the Property Manager earned $864,715 in fees, commissions and expense reimbursements.

         During fiscal year 2001, Heitman Capital Management LLC ("Heitman") provided asset management consulting and brokerage services to the Company. Such services included oversight of the management and leasing of the Building as well as assisting with the financing and disposition of the Building. The current Heitman agreement expires on September 25, 2002, with an automatic renewal for one-year additional periods, unless terminated by the parties. Heitman receives an asset management fee of $20,833 per month as well as reimbursement of certain expenses.

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

         The Company believes that the Building is adequately insured. Lexington Insurance Company, US Fire Insurance Company, and Commonwealth Insurance Company provide property insurance for the Building.

         There are two tenants leasing greater than 10% of the rentable space in the Building. The leases of these tenants are described below:

         On September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated ("Stifel") for 91,763 square feet of rentable office space. Several amendments to the Stifel lease have since been entered into increasing total rentable space to 96,000 square feet, or approximately 22% of total rentable space. The Stifel lease, which commenced on February 1, 1999, provides annual rent ranging from $1,376,445 to $1,776,000 and expires in April 2011 with two options to renew for five year renewal terms at then prevailing market rental rates. Pursuant to the Stifel lease, the name of the Building has changed to "One Financial Plaza". In addition, the Company incurred lease commission costs of approximately $768,930 and tenant improvement costs of approximately $2,555,855 in connection with the Stifel lease. Such costs have been capitalized and will be amortized over the term of the Stifel lease.

         On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. ("Jacobs") for 161,892 square feet of rentable office space. On August 16, 2001, the Jacobs lease was amended to increase total square footage to 174,768, or approximately 41% of total square footage. In addition, the Jacobs lease specifies that 3,587 square feet of mezzanine space will be leased as storage space at an annual rental rate of $10.00 per square foot. The Jacobs lease, which commenced on October 22, 2001 and expires on September 30, 2012, provides for approximately eleven months of free rent upon commencement of the lease and annual rent ranging from $2,903,763 to $3,265,949 thereafter. Rent payments shall commence on September 1, 2002. In addition, the Company incurred lease commission costs of approximately $1,251,432 and tenant improvement costs estimated at approximately $4,082,227 in connection with the Jacobs lease. Such costs have been capitalized and will be amortized over the term of the Jacobs lease.

         As of December 31, 2001, the annual average rental rate of all tenants is $16.52 per square foot. Annual average rental rate as of December 31, 2000 was $16.12. The Building's total occupancy as of December 31, 2001 is 91.4%.

         The following table sets forth certain information with respect to the leases in the Building as of December 31, 2001:

                                                                                                 CURRENT % OF
                         NUMBER OF                                        ANNUAL RENT AS OF      GROSS ANNUAL
YEAR                    EXPIRATIONS              SQUARE FOOTAGE               12/31/01               RENT
----                    -----------              --------------           -----------------      ------------
2002                         1                         3,851                $    65,467              1.0%
2003                         1                         5,870                $   117,400              1.9%
2005                         2                        12,681                $   239,070              3.8%
2006                         2                        38,537                $   657,778             10.6%
2008                         1                        20,280                $   285,948              4.6%
2009                         1                        22,397                $   380,749              6.1%
2011                         1                        96,000                $ 1,536,000             24.7%
2012                         1                       178,355                $ 2,939,633             47.3%

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

         The net federal tax basis of the Building approximates $18,084,731 (gross cost of $21,582,278 less accumulated depreciation of $3,497,547). Included in the net federal tax basis is land cost of $1,222,815. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service.

         Real estate taxes for the Building for calendar year 2001 were $381,214.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding against the Company being contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         As of December 31, 2001, there were approximately 2,012 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

         The Company has not declared or paid any cash distributions on any of its Class A Units during the fiscal year ended December 31, 2001. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A Members in proportion to their respective Class A Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. All distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose. Currently, the Company's line of credit precludes any distributions to Members other than as payment for services rendered.

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

         During the twelve months ended December 31, 2001, the Company's rental income increased by approximately 1.3% over the prior year, from $3.38 million during 2000 to $3.42 million in 2001. Such increase was attributed to the commencement on February 1, 2001 of a new tenant lease for 35,005 square feet. Total income increased by approximately 7.3%, from $3.4 million during 2000 to $3.7 million in 2001 due to increases in common area maintenance reimbursements and increased parking income. The Company's total expenses also increased by 7.6% over the prior year. Increases were noted in the utilities expense and maintenance expense categories as a result of higher occupancy during the current fiscal year than the prior year. Utilities costs increased 7.9% from $599,115 during the twelve months ended December 31, 2000 to $646,189 during the twelve months ended December 31, 2001. Maintenance expenses rose 9.7% to $941,144 as compared to $857,904 incurred during the prior year. The Company incurred a 4.8% increase professional fees and a 21.2% increase in finance fees in relation to securing the new Credit Facility. Depreciation and amortization also increased 20.0% over the prior year due to the increase in tenant improvements associated with new tenant leases.

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

         As of December 31, 2001, the Manager believes that the following entities are the Designation Members of the Company:

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

         The background and experience of Keith F. Cooper are as follows:

         Keith F. Cooper is a Certified Public Accountant and a Partner of PricewaterhouseCoopers LLP. He has been with PricewaterhouseCoopers LLP and its predecessors for nineteen (19) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services, appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated at the greater of $10,000 per month or based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. The Manager was paid $110,839 for fees and expenses incurred in connection with its services as Manager for fiscal year 2001 as well as tax consulting services and preparation of the Company's annual and periodic reports. In addition, as of December 31, 2001, the Company owed the Manager $20,119 for unpaid fees and expenses incurred during 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 2001, all of the issued and outstanding Class B Units had been canceled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 2001, the following entities were the beneficial owners of greater than 5% of the Class A Units.

                                                                                 NUMBER OF
                                                                               CLASS A UNITS
                                    NAME AND ADDRESS OF BENEFICIAL             BENEFICIALLY     PERCENTAGE OF
    TITLE OF CLASS                             OWNER                               OWNED            CLASS
    --------------                  ------------------------------             ------------     -------------
Class A Membership Units          Contrarian Capital Management, L.L.C.        2,009,681(1)          20.0%
                                  and/or Contrarian Capital Advisors, L.L.C.
                                  411 West Putnam Ave.
                                  Suite 225
                                  Greenwich, CT 06830

Class A Membership Units          Citibank N.A.                                1,597,451(2)          16.0%
                                  599 Lexington Avenue
                                  21st Floor
                                  New York, NY 10043

Class A Membership Units          Swiss Bank Corporation                       1,582,317(3)          15.8%
                                  222 Broadway, 20th Floor
                                  New York, NY 10038

Class A Membership Units          General Motors Employes Global                 668,161(4)           6.7%
                                     Group Pension Trust
                                  767 5th Avenue
                                  New York, NY 10153

Class A Membership Units          Loeb Partners Corporation                      633,933(5)           6.3%
                                  61 Broadway, 24th Floor
                                  New York, NY 10006

(1) Based on a letter from Contrarian Capital Management to the Company dated February 20, 2002.

(2) Based on a letter from Citicorp North America to the Company dated February 7, 2002.

(3) Based on a letter from Swiss Bank Corporation to the Company dated February 15, 2001.

(4) Based upon oral representation from General Motors and a review of the Company's records.

(5)      Based on a review of the Company's records.


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

                  4:       See the Members Agreement, referenced as Exhibit 3.2.

                  10.23 Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999.

                  10.24 Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999.

                  10.25 Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated June 11, 2001.

                  10.26 Listing Agreement Amendment between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated October 20, 2001.

                  10.27 Letter Agreement to Procure Financing by and among Northmarq Capital, Inc., Heitman Real Estate Services Group and EBS Building, L.L.C., dated November 5, 2001.

                  10.28 Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated December 10, 2001.

                  11:      Statement Regarding Computation of Earnings Per Share

         (b)      REPORTS ON FORM 8-K.

                  The Company filed a report on Form 8-K on June 11, 2001.

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


                                   REGISTRANT:

                                   EBS Building, L.L.C.

                                   By:  PricewaterhouseCoopers LLP, as Manager

                                   By:      /s/ KEITH F. COOPER
                                      -----------------------------------------
                                            Keith F. Cooper, Partner

Date: March 29, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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

 4:      See the Members Agreement, referenced as Exhibit 3.2.

10.23    Third Amendment to Lease by and among EBS Building, L.L.C., Stifel
         Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated
         September 1, 1999.

10.24    Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel
         Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated
         November 1, 1999.

10.25    Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel
         Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated
         June 11, 2001.

10.26    Listing Agreement Amendment between EBS Building, L.L.C. and Colliers
         Turley Martin Tucker Company, dated October 20, 2001.

10.27    Letter Agreement to Procure Financing by and among Northmarq Capital,
         Inc., Heitman Real Estate Services Group and EBS Building, L.L.C., dated November 5, 2001.

10.28    Exclusive Listing Agreement by and between EBS Building, L.L.C. and
         Colliers Turley Martin Tucker, Inc., dated December 10, 2001.

11:      Statement Regarding Computation of Earnings Per Share

CONTENTS

                                                                                             PAGE

INDEPENDENT AUDITORS' REPORT....................................................................F-1

FINANCIAL STATEMENTS

    Balance Sheet...............................................................................F-2

    Statement Of Operations.....................................................................F-3

    Statement Of Members' Equity................................................................F-4

    Statement Of Cash Flows.....................................................................F-5

    Notes To Financial Statements........................................................F-6 - F-11

                          INDEPENDENT AUDITORS' REPORT



Members
EBS Building, L.L.C.
St. Louis, Missouri


We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 2001 and 2000, and the related statements of operations, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



March 8, 2002

                              EBS BUILDING, L.L.C.
                                  BALANCE SHEET


                                     ASSETS
                                                                                DECEMBER 31,
                                                                           2001              2000

RENTAL PROPERTY, NET                                                   $ 26,329,910      $ 22,036,672

OTHER ASSETS
   Cash - operating                                                         198,160            13,248
   Security deposit escrow                                                   10,275           112,293
   Tax and insurance escrow                                                  41,921            91,672
   Rents receivable                                                         881,733           565,653
   Prepaid expenses                                                          42,371            36,127
   Lease commissions, net                                                 2,320,415         1,145,366
   Loan costs, net                                                          237,351            50,609
   Deposits                                                                  13,651               273
         TOTAL OTHER ASSETS                                               3,745,877         2,015,241

                                                                       $ 30,075,787      $ 24,051,913
                                                                       ============      ============

                         LIABILITIES AND MEMBERS' EQUITY

LIABILITIES
   Note payable                                                        $ 15,597,329      $  7,561,599
   Accounts payable                                                         136,309           145,491
   Accrued expenses                                                         179,917           310,081
   Tenant security deposits                                                   9,477           104,999
         TOTAL LIABILITIES                                               15,923,032         8,122,170

MEMBERS' EQUITY
   Membership units (Class A - 10,000,000 authorized,
      issued and outstanding at December 31, 2001 and 2000)                      --                --
   Paid-in capital                                                       19,810,522        19,810,522
   Retained earnings (deficit)                                           (5,657,767)       (3,880,779)
         TOTAL MEMBERS' EQUITY                                           14,152,755        15,929,743

                                                                       $ 30,075,787      $ 24,051,913
                                                                       ============      ============

See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                             STATEMENT OF OPERATIONS


                                                                    FOR THE YEARS
                                                                  ENDED DECEMBER 31,
                                                                2001              2000
INCOME
   Rent                                                     $  3,419,188      $  3,375,237
   Other                                                         254,140            49,767
         TOTAL INCOME                                          3,673,328         3,425,004

EXPENSES
   Maintenance                                                   941,144           857,904
   Professional fees                                             651,903           622,015
   Utilities                                                     646,189           599,115
   General and administrative                                    555,899           680,155
   Interest and finance fees                                     855,770           705,831
   Real estate taxes                                             381,214           382,049
   Other operating expenses                                      172,924           182,517
   Depreciation and amortization                               1,245,273         1,037,310
         TOTAL EXPENSES                                        5,450,316         5,066,896

NET LOSS                                                    $ (1,776,988)     $ (1,641,892)

LOSS PER MEMBERSHIP UNIT - PRIMARY AND DILUTED              $      (0.18)     $      (0.16)
                                                            ============      ============


See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                          STATEMENT OF MEMBERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                           CLASS A                          RETAINED
                                        MEMBERSHIP          PAID-IN         EARNINGS
                                             UNITS          CAPITAL        (DEFICIT)             TOTAL

BALANCE - JANUARY 1, 2000               10,000,000     $ 19,810,522     $ (2,238,887)     $ 17,571,635

CURRENT YEAR LOSS                               --               --       (1,641,892)       (1,641,892)

BALANCE - DECEMBER 31, 2000             10,000,000       19,810,522       (3,880,779)       15,929,743

CURRENT YEAR LOSS                               --               --       (1,776,988)       (1,776,988)

BALANCE - DECEMBER 31, 2001             10,000,000     $ 19,810,522     $ (5,657,767)     $ 14,152,755
                                      ============     ============     ============      ============


See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                             STATEMENT OF CASH FLOWS


                                                                                FOR THE YEARS
                                                                             ENDED DECEMBER 31,
                                                                           2001              2000
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (1,776,988)     $ (1,641,892)
   Reconciliation of net loss to net cash used in
      operating activities:
         Depreciation and amortization                                    1,245,273         1,037,310
         Change in assets and liabilities:
            Increase in escrows, rents receivable, prepaid
               expenses and deposits                                       (183,933)          (31,531)
            Increase (decrease) in liabilities, excluding
               note payable                                                (234,868)           74,818
NET CASH USED IN OPERATING ACTIVITIES                                      (950,516)         (561,295)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to rental property                                          (5,218,839)         (446,510)
   Payments for lease commissions                                        (1,376,296)         (227,808)
NET CASH USED IN INVESTING ACTIVITIES                                    (6,595,135)         (674,318)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                             8,035,730           728,087
   Payments for loan costs                                                 (305,167)               --
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,730,563           728,087

NET INCREASE (DECREASE) IN CASH                                             184,912          (507,526)

CASH - BEGINNING OF YEAR                                                     13,248           520,774

CASH - END OF YEAR                                                     $    198,160      $     13,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                       $    749,000      $    641,000
                                                                       ------------      ------------


See the accompanying notes to financial statements.

                              EBS BUILDING, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.       DESCRIPTION OF BUSINESS

         EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri (the "Building"), to the Company on September 26, 1997 as a part of the overall distribution to holders of Allowed General Unsecured Claims against Edison (as defined in the Plan of Reorganization), who received Membership Units in the Company (as more fully described in Note 5).

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements. These principles conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported



                                                                        Page F-6
         amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH

         Cash consists of an amount held in a demand deposit account in the Company's name at a highly rated financial institution. The Company also maintains bank accounts for security deposits and a tax and insurance escrow account at the same financial institution. Accounts in this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

         LEASE COMMISSIONS

         Lease commissions are capitalized and amortized over the terms of the related leases.



EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)


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

3.       RENTAL PROPERTY

         Rental property includes the following:

                                                                    2001             2000

Land                                                        $  2,250,520     $  2,250,520
Building                                                      17,765,629       17,765,629
Building improvements                                          1,346,013          841,042
Tenant improvements                                            4,195,574        3,521,860
Construction in progress - tenant improvements                 4,144,841          104,686
                                                              29,702,577       24,483,737
Less:  Accumulated depreciation                                3,372,667        2,447,065

                                                            $ 26,329,910     $ 22,036,672
                                                            ============     ============

         The Building is located in downtown St. Louis, Missouri, and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At



EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)


         December 31, 2001, the Building had ten tenants leasing approximately 397,000 square feet for an occupancy rate of 91%.

         At December 31, 2001, the following summarizes certain major tenants' information:

                                                                       2001                2000

Stifel Nicolaus & Company
  Percentage of leaseable space                                          22%                 21%
  Square feet occupied                                               96,000              92,263

Jacobs Engineering
  Percentage of leaseable space                                          41%                 --
  Square feet occupied                                              178,355                  --





EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)


         At December 31, 2001, minimum payments due under noncancellable operating lease agreements are as follows:

                YEAR                                              AMOUNT

                2002                                        $  6,214,200
                2003                                           6,217,256
                2004                                           6,213,040
                2005                                           6,211,612
                2006                                           5,654,736
                Thereafter                                    27,376,077

                                                            $ 57,886,921
                                                            ============

         During February 2002, a tenant occupying approximately 20,000 square feet with annual rentals of approximately $286,000 notified the Company of its intent to vacate its current space as of March 1, 2003.

4.       NOTE PAYABLE

         Effective May 31, 2001 the Company entered into a new Credit Facility Agreement to provide financing in an amount not to exceed $18,600,000. The note bears interest at an annual rate equal to the 90-day LIBOR rate plus 190 basis points. In connection with this financing, the Company paid a commitment fee of $100,000. Also, there are additional fees in connection with the loan that are due and payable throughout the term of the loan. The note payable is secured by a first lien on the rental property and an assignment of leases and rental income. Payments are for interest only until September 2002, when all positive cash flows for each one-month period are payable to the bank until the maturity date on May 31, 2004, when all of the remaining outstanding principal balance and interest is due and payable. At December 31, 2001, the Company had outstanding borrowings of $15,597,329.

         On June 18, 1999, the Company entered into a Credit Facility Agreement to provide financing in an amount not to exceed $12,000,000. The note bore interest at an annual rate equal to the LIBOR rate plus 3.5%. The note payable was secured by a first lien on the rental property and an assignment of leases and rental income. The note was refinanced in 2001.

         Interest expense incurred was $704,528 in 2001 and $705,832 in 2000.



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

         During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 2001 and 2000, there were 10,000,000 Class A Membership Units outstanding.

6.       COMMITMENTS

         The Company has entered into various contracts for the completion of tenant improvements. These contracts are for the period throughout the improvement process and will expire upon the completion of the work. The expected completion date of these improvements is in April 2002. The estimated cost of the remaining improvements through the completion of the work is $442,355 as of December 31, 2001.



