Form 10QSB
period 2002-03-31
EBS BUILDING LLC
filed 2002-05-15
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number:  000-24167

                              EBS Building, L.L.C.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                43-1794872
-------------------------------------          --------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

               c/o PricewaterhouseCoopers, LLP, 800 Market Street,
                         St. Louis, Missouri 63101-2695
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (678)419-8747
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
    -----------        -----------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      X          No
    ------------       -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
    ------------       -----------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
BALANCE SHEETS
------------------------------------------------------------------------------


                                                                         MARCH 31, 2002
                                                                           (UNAUDITED)            DECEMBER 31, 2001
                                                                         --------------           -----------------
ASSETS
    Rental property, net                                                  $26,586,462                 $26,329,910
    Cash - operating                                                           89,163                     198,160
    Security deposit escrow                                                    10,304                      10,275
    Tax and insurance escrow                                                  147,252                      41,921
    Rents receivable                                                          937,714                     881,733
    Prepaid expenses                                                           10,593                      42,371
    Lease commissions, net                                                  2,252,201                   2,320,415
    Loan costs, net                                                           211,920                     237,351
    Other assets                                                               13,651                      13,651
                                                                          -----------                 -----------

      Total assets                                                        $30,259,260                 $30,075,787
                                                                          -----------                 -----------


LIABILITIES
    Note payable                                                          $15,759,039                 $15,597,329
    Accounts payable                                                          380,644                     136,309
    Accrued expenses                                                          296,813                     179,917
    Tenant security deposits                                                    9,477                       9,477
                                                                          -----------                 -----------

      Total liabilities                                                    16,445,973                  15,923,032
                                                                          -----------                 -----------

MEMBERS' EQUITY:
    Membership Units (Class A - 10,000,000 authorized,
      issued and outstanding)                                                      --                          --
    Paid-in capital                                                        19,810,522                  19,810,522
    Retained earnings (deficit)                                            (5,997,235)                 (5,657,767)
                                                                          -----------                 -----------

      Total members' equity                                                13,813,287                  14,152,755
                                                                          -----------                 -----------

      Total liabilities and members' equity                               $30,259,260                 $30,075,787
                                                                          ===========                 ===========

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                              FOR THE 3 MONTHS ENDED           FOR THE 3 MONTHS ENDED
                                                                  MARCH 31, 2002                   MARCH 31, 2001
                                                                   (UNAUDITED)                      (UNAUDITED)
                                                              ----------------------           ----------------------
Income:
    Rent                                                           $   898,200                      $   800,212
    Other                                                              119,665                          103,298
                                                                   -----------                      -----------

      Total income                                                   1,017,865                          903,510
                                                                   -----------                      -----------

Expenses:
    Maintenance                                                        297,848                          226,918
    Professional fees                                                  102,509                          159,426
    Utilities                                                          170,202                          167,732
    General and administrative                                         147,751                          144,261
    Depreciation & amortization                                        338,204                          271,301
    Taxes (including real estate taxes)                                 99,999                           99,000
    Interest and finance fees                                          148,814                          189,615
    Other operating expenses                                            52,006                           47,196
                                                                   -----------                      -----------

      Total expenses                                                 1,357,333                        1,305,449
                                                                   -----------                      -----------

Net loss                                                           $  (339,468)                     $  (401,939)
                                                                   -----------                      -----------

Net loss per Class A Unit - primary                                     $(0.03)                          $(0.04)

Net loss per Class A Unit - fully diluted                               $(0.03)                          $(0.04)



   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENT OF CHANGES IN MEMBERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

                                                CLASS A
                                               MEMBERSHIP       PAID IN          RETAINED
                                                 UNITS          CAPITAL          EARNINGS           TOTAL
                                               ----------       -------          --------           -----
Balance, December 31, 2001                     10,000,000     $ 19,810,522     $ (5,657,767)     $ 14,152,755

Year to date loss (unaudited)                          --               --         (339,468)        (339,468)
                                               ----------     ------------      -----------       ----------

Balance, March 31, 2002 (unaudited)            10,000,000     $ 19,810,522      $(5,997,235)      $13,813,287
                                               ==========     ============      ===========       ===========




   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                          FOR THE 3 MONTHS ENDED               FOR THE 3 MONTHS ENDED
                                                              MARCH 31, 2002                       MARCH 31, 2001
                                                                (UNAUDITED)                         (UNAUDITED)
                                                          ----------------------               ----------------------
Cash flows from operating activities:
   Net loss                                                    $   (339,468)                         $  (401,939)
   Reconciliation of net loss to cash flows
    provided by operating activities:
     Depreciation & amortization expense                            338,204                              271,301
     Changes in operating assets and liabilities:
       Increase in escrows, rents receivable,
        prepaid expenses and deposits                              (129,564)                            (109,817)
       Increase in liabilities, excluding note
        payable                                                     361,231                              465,198
                                                               ------------                         ------------

        Cash flows provided by operating activities                 230,403                              224,743
                                                               ------------                         ------------

Cash flows from investing activities:
  Payments for lease commissions                                         --                             (642,953)
  Additions to rental property                                     (501,110)                            (705,916)
                                                               ------------                         ------------

        Cash flows used by investing activities                    (501,110)                          (1,348,869)
                                                               ------------                         ------------

Cash flows from financing activities:
  Proceeds from note payable                                        161,710                            1,117,008
                                                               ------------                         ------------

        Cash flows provided by financing activities                 161,710                            1,117,008
                                                               ------------                         ------------

Net decrease in cash                                               (108,997)                              (7,118)

Cash, beginning of period                                           198,160                               13,248
                                                               ------------                         ------------

Cash, end of period                                            $     89,163                         $      6,130
                                                               ------------                         ------------


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002
-------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed on March 29, 2002.

2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                                        For the                 For the
                                                                     3 Months Ended          3 Months Ended
                                                                     March 31, 2002          March 31, 2001
                                                                      (unaudited)             (unaudited)
                                                                     --------------          --------------
         Numerator:
              Net Earnings/(Loss) - Primary and Diluted               $   (339,468)           $   (401,939)
                                                                      ============            ============

         Denominator:
              Weighted Average Units Outstanding - Primary              10,000,000               10,000,000
              Effect of Potentially Dilutive Units                              --                       --
                                                                      ------------            -------------
              Units Outstanding - Diluted                               10,000,000               10,000,000
                                                                      ============            =============

         Primary Earnings/(Loss) per Unit                            $       (0.03)           $       (0.04)
                                                                     =============            =============
         Diluted Earnings/(Loss) per Unit                            $       (0.03)           $       (0.04)
                                                                     =============            =============


3.       Rental property consists of the following:

                                                            March 31, 2002
                                                              (unaudited)           December 31, 2001
                                                            --------------          -----------------

           Land                                             $   2,250,520             $    2,250,520
           Building                                            17,765,629                 17,765,629
           Building Improvements                                1,371,326                  1,346,013

           Tenant Improvements                                  4,259,129                  4,195,574

           Construction in progress                             4,557,084                  4,144,841
                                                            -------------             --------------
                                                               30,203,688                 29,702,577
           Less Accumulated Depreciation
                                                                3,617,226                  3,372,667
                                                            -------------             --------------
                                                            $  26,586,462             $   26,329,910
                                                            =============             ==============

         The building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002
-------------------------------------------------------------------------------


         Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On May 31, 2001, the Company entered into an $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C., which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of March 31, 2002, the Company had outstanding borrowings of $15,759,039 under the Line of Credit.

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

         During the three months ended March 31, 2002, the Company's rental income increased by 12.2% over the first quarter of the prior year, from $800,212 during the first quarter of 2001 to $898,200 during the first quarter of 2002. Such increase is primarily attributed to the commencement of rent payments in the fourth quarter of 2001 on a new lease that was signed in February 2001. The Company's total expenses increased by 4.0% over the first quarter of the prior year, with the largest increase in maintenance expense and depreciation and amortization. Depreciation and amortization expense increased from $271,301 during the first quarter of 2001 to $338,204 during the first quarter of 2002 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering Group, Inc. lease entered into on February 22, 2001. Maintenance expense increased 31.3% over the prior year due to increased occupancy in the building. Professional fees declined by over 35.7% from the first quarter of 2001. Professional fees decreased from $159,426 during the first quarter of 2001 to $102,509 during the first quarter of 2002 due to higher legal and professional fees incurred in 2001 associated with the signing of the Seabury & Smith, Inc. and Jacobs Engineering Group, Inc. leases. Interest expense for the first quarter of 2002 declined by 21.5% from the first quarter of 2001 due to a reduction in bank fees incurred under the new Credit Facility. Interest expense for the first three months of 2002 was $148,814 compared to $189,615 for the first three months of 2001.

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


                                   REGISTRANT:

                                   EBS Building, L.L.C.

                                   By:  PricewaterhouseCoopers LLP, as Manager

                                   By:  /s/  KEITH F. COOPER
                                        --------------------------------------
                                        Keith F. Cooper, Partner

Date:  May 15, 2002

                                  Exhibit Index

   Exhibit No.                       Description
   -----------                       -----------
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