Form 10QSB
period 2002-06-30
EBS BUILDING LLC
filed 2002-08-14
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                               --------    --------

Commission file number:  000-24167

                              EBS Building, L.L.C.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                   43-1794872
-------------------------------------------       ------------------------------
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

                                  (678)419-8747
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X    No
    -----     -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrants filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                           JUNE 30, 2002   DECEMBER 31, 2001
                                                           (UNAUDITED)
ASSETS
  Rental property, net                                      $ 26,352,915      $ 26,329,910
  Cash - operating                                               350,993           198,160
  Security deposit escrow                                         10,333            10,275
  Tax and insurance escrow                                        77,338            41,921
  Rents receivable                                               861,075           881,733
  Prepaid expenses                                               201,795            42,371
  Lease commissions, net                                       2,183,987         2,320,415
  Loan costs, net                                                186,489           237,351
  Other assets                                                       201            13,651
                                                            ------------      ------------

    Total assets                                            $ 30,225,126      $ 30,075,787
                                                            ============      ============


LIABILITIES
  Note payable                                              $ 16,668,287      $ 15,597,329
  Accounts payable                                                10,699           136,309
  Accrued expenses                                               406,128           179,917
  Tenant security deposits                                         9,477             9,477
  Prepaid rent                                                        68                --
                                                            ------------      ------------

    Total liabilities                                         17,094,659        15,923,032
                                                            ------------      ------------

MEMBERS' EQUITY:
  Membership Units (Class A - 10,000,000 authorized,
      issued and outstanding)                                         --                --

  Paid-in capital                                             19,810,522        19,810,522
  Retained earnings (deficit)                                 (6,680,055)       (5,657,767)
                                                            ------------      ------------

    Total members' equity                                     13,130,467        14,152,755
                                                            ------------      ------------

    Total liabilities and members' equity                   $ 30,225,126      $ 30,075,787
                                                            ============      ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                 FOR THE 3 MONTHS ENDED                FOR THE 6 MONTHS ENDED
                                            --------------------------------      --------------------------------
                                            JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Income:
    Rent                                    $     763,171      $     852,188      $   1,661,370      $   1,652,399
    Other                                         146,783             50,540            266,449            153,839
                                            -------------      -------------      -------------      -------------

      Total income                                909,954            902,728          1,927,819          1,806,238
                                            -------------      -------------      -------------      -------------

Expenses:
    Maintenance                                   330,629            185,460            628,477            412,379
    Professional fees                             166,617            242,663            269,126            402,089
    Utilities                                     158,765            153,990            328,967            321,723
    General and administrative                    153,177            227,397            300,928            371,658
    Depreciation and amortization                 448,990            331,262            787,194            602,564
    Taxes (including real estate taxes)            99,999             99,600            199,998            198,600
    Interest expense                              163,081            157,954            311,895            347,569
    Other operating expenses                       71,516             50,317            123,522             97,512
                                            -------------      -------------      -------------      -------------

      Total expenses                            1,592,774          1,448,643          2,950,107          2,754,094
                                            -------------      -------------      -------------      -------------

Net loss                                    $    (682,820)     $    (545,915)     $  (1,022,288)     $    (947,856)
                                            =============      =============      =============      =============

Net loss per Class A Unit - primary         $       (0.07)     $       (0.05)     $       (0.10)     $       (0.09)
Net loss per Class A Unit -
      fully diluted                         $       (0.07)     $       (0.05)     $       (0.10)     $       (0.09)

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                             CLASS A
                                            MEMBERSHIP        PAID IN          RETAINED
                                               UNITS          CAPITAL          EARNINGS           TOTAL
Balance, December 31, 2001                   10,000,000     $ 19,810,522     $ (5,657,767)     $ 14,152,755

Year to date loss (unaudited)                        --               --       (1,022,288)       (1,022,288)
                                           ------------     ------------     ------------      ------------

Balance, June 30, 2002 (unaudited)           10,000,000     $ 19,810,522     $ (6,680,055)     $ 13,130,467
                                           ============     ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE 6          FOR THE 6
                                                                MONTHS ENDED       MONTHS ENDED
                                                               JUNE 30, 2002      JUNE 30, 2001
                                                                (UNAUDITED)        (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                   $  (1,022,288)     $    (947,856)
    Reconciliation of net loss to cash flows
     used by operating activities:
      Depreciation and amortization expense                          787,194            602,564
      Changes in operating assets and liabilities:
        Increase in escrows, rents receivable, prepaid
         expenses and deposits                                      (160,792)          (417,728)
        Increase in liabilities, excluding note payable              100,669            352,912
                                                               -------------      -------------

        Cash flows used by operating activities                     (295,217)          (410,108)
                                                               -------------      -------------

Cash flows from investing activities:
    Payments for lease commissions                                        --           (657,614)
    Additions to rental property                                    (622,908)        (1,306,943)
                                                               -------------      -------------

        Cash flows used by investing activities                     (622,908)        (1,964,557)
                                                               -------------      -------------

Cash flows from financing activities:
    Proceeds from note payable                                     1,070,958          2,670,695
    Payments for loan costs                                               --           (305,167)
                                                               -------------      -------------

        Cash flows provided by financing activities                1,070,958          2,365,528
                                                               -------------      -------------

Net increase (decrease) in cash                                      152,833             (9,137)

Cash, beginning of period                                            198,160             13,248
                                                               -------------      -------------

Cash, end of period                                            $     350,993      $       4,111
                                                               =============      =============

   The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002
--------------------------------------------------------------------------------

1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed on March 29, 2002.


2. The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

                                                        For the 3 Months Ended                For the 6 Months Ended
                                                        ----------------------                ----------------------
                                                   June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                    (unaudited)        (unaudited)        (unaudited)        (unaudited)
     Numerator:
     Net Earnings/(Loss) - Primary and Diluted     $    (682,820)     $    (545,915)     $  (1,022,288)     $    (947,856)
                                                   -------------      -------------      -------------      -------------
     Denominator:
          Weighted Average Units Outstanding -
             Primary                                  10,000,000         10,000,000         10,000,000         10,000,000
          Effect of Potentially Dilutive Units                --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------

          Units Outstanding - Diluted                 10,000,000         10,000,000         10,000,000         10,000,000
                                                   -------------      -------------      -------------      -------------

     Primary Earnings/(Loss) per Unit              $       (0.07)     $       (0.05)     $       (0.10)     $       (0.09)
                                                   -------------      -------------      -------------      -------------
     Diluted Earnings/(Loss) per Unit              $       (0.07)     $       (0.05)     $       (0.10)     $       (0.09)
                                                   -------------      -------------      -------------      -------------


3.       Rental property consists of the following:

                                                    June 30, 2002
                                                     (unaudited)    December 31, 2001
                                                    -------------   -----------------
           Land                                     $   2,250,520   $       2,250,520
           Building                                    17,765,629          17,765,629
           Building Improvements                        1,371,326           1,346,013
           Tenant Improvements                          8,806,810           4,195,574
           Construction in progress                       131,200           4,144,841
                                                    -------------  ------------------
                                                       30,325,485          29,702,577
           Less Accumulated Depreciation                3,972,570           3,372,667
                                                    -------------  ------------------
                                                    $  26,352,915  $       26,329,910
                                                    =============  ==================

         The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

         The improvements for the Jacobs Engineering lease were reclassed from Construction in Progress to Tenant Improvements in April 2002.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002
--------------------------------------------------------------------------------


4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of June 30, 2002, the Company had outstanding borrowings of $16,668,287 under the Line of Credit.

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

         During the three months ended June 30, 2002, the Company's rental income decreased by 10.4% over the second quarter of 2001, from $852,188 during the second quarter of 2001 to $763,171 during the second quarter of 2002. This decline in revenue is primarily due to the termination of the Grant Thornton lease during the second half of 2001. This space has currently not been re-leased. In addition, the rental payments from the new Jacobs Engineering, Inc. lease that was entered into on February 22, 2001 have not commenced. Other income increased from $50,540 during the second quarter of 2001 to $146,783 during the second quarter of 2002. This is primarily due to the new Jacobs Engineering, Inc. lease. Although the rent was abated, Jacobs Engineering, Inc. is still paying for parking, conference room usage and other expenses. The Company's total expenses increased by 9.9% over the three months ended June 30 of the prior year, with the largest increase in maintenance expense and depreciation and amortization. Depreciation and amortization expense increased from $331,262 during the second quarter of 2001 to $448,990 during the second quarter of 2002 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering Group, Inc. lease entered into in 2001. Maintenance expense increased 78.3% over the prior year due to increased occupancy in the building. Professional fees declined by over 31.3% from the six months ended June 30, 2001. Professional fees decreased from $242,663 during the second quarter of 2001 to $166,617 during the second quarter of 2002 due to higher legal and professional fees incurred in 2001 associated with the signing of the Seabury & Smith, Inc. and Jacobs Engineering Group, Inc. leases. In addition, general and administrative expenses declined by 32.6% from $227,397 during the second quarter of 2001 to $153,177 during the second quarter of 2002. The majority of this decline is attributable to loan fees that were incurred in 2001 associated with the Credit Facility.

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

                  4:       See the Members Agreement, referenced as Exhibit 3.2.

                  10.29: Sixth Amendment to Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated April 29, 2002.


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


                                 REGISTRANT:

                                 EBS Building, L.L.C.

                                 By: PricewaterhouseCoopers LLP, as Manager

                                 By:         /s/ KEITH F. COOPER
                                     -------------------------------------------
                                     Keith F. Cooper, Partner

Date:  August 14, 2002

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                           DESCRIPTION
         ------                           -----------
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

         4:       See the Members Agreement, referenced as Exhibit 3.2.

         10.29:   Sixth Amendment to Lease by and between EBS Building, L.L.C.
                  and Edison Brothers Stores, Inc. dated April 29, 2002.