Form 10QSB
period 2002-09-30
EBS BUILDING LLC
filed 2002-11-14
CIK 1059926

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

   c/o FTI Consulting, Inc.         50 Hurt Plaza, Suite 1700 Atlanta, GA 30303
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                  (678)419-8747
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                                       N/A
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

Yes      X          No
    --------------     -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, there were 10,000,000 Class A Membership Units outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes                No      X
    --------------    --------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


EBS BUILDING, L.L.C.
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                        SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                           (UNAUDITED)
 ASSETS
   Rental property, net                                 $       26,022,745     $       26,329,910
   Cash - operating                                                566,736                198,160
   Security deposit escrow                                          10,359                 10,275
   Tax and insurance escrow                                        309,760                 41,921
   Rents receivable                                                990,357                881,733
   Prepaid expenses                                                141,258                 42,371
   Lease commissions, net                                        2,115,773              2,320,415
   Loan costs, net                                                 161,058                237,351
   Other assets                                                        202                 13,651
                                                        ------------------     ------------------

     Total assets                                       $       30,318,248     $       30,075,787
                                                        ==================     ==================


 LIABILITIES
   Note payable                                         $       16,853,140     $       15,597,329
   Accounts payable                                                 19,201                136,309
   Accrued expenses                                                535,091                179,917
   Tenant security deposits                                          9,477                  9,477
   Prepaid rent                                                         94                   --
                                                        ------------------     ------------------

     Total liabilities                                          17,417,003             15,923,032
                                                        ------------------     ------------------

 MEMBERS' EQUITY
   Membership Units (Class A - 10,000,000 authorized,
       issued and outstanding)                                        --                     --

   Paid-in capital                                              19,810,522             19,810,522
   Retained earnings (deficit)                                  (6,909,277)            (5,657,767)
                                                        ------------------     ------------------

     Total members' equity                                      12,901,245             14,152,755
                                                        ------------------     ------------------

     Total liabilities and members' equity              $       30,318,248     $       30,075,787
                                                        ==================     ==================

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                FOR THE 3 MONTHS ENDED               FOR THE 9 MONTHS ENDED
                                         ------------------------------------- ------------------------------------
                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                2002                2001              2002               2001
                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Income:
    Rent                                    $   1,208,004      $     876,351      $   2,869,375      $   2,528,750
    Other                                         127,589             31,926            394,038            185,765
                                            -------------      -------------      -------------      -------------

      Total income                              1,335,593            908,277          3,263,413          2,714,515
                                            -------------      -------------      -------------      -------------

Expenses:
    Maintenance                                   277,863            250,309            906,340            662,687
    Professional fees                             110,468             97,315            379,594            499,404
    Utilities                                     227,737            182,170            556,704            503,892
    General and administrative                    153,123            143,715            454,052            515,373
    Depreciation and amortization                 449,412            311,934          1,236,606            914,498
    Taxes (including real estate taxes)            99,999             99,000            299,997            297,600
    Interest expense                              160,740            185,439            472,635            533,008
    Other operating expenses                       85,473             51,878            208,995            149,390
                                            -------------      -------------      -------------      -------------

      Total expenses                            1,564,815          1,321,760          4,514,923          4,075,852
                                            -------------      -------------      -------------      -------------

Net loss                                    $    (229,222)     $    (413,483)     $  (1,251,510)     $  (1,361,337)
                                            =============      =============      =============      =============

Net loss per Class A Unit -
basic and diluted                           $       (0.02)     $       (0.04)     $       (0.13)     $       (0.14)
                                            =============      =============      =============      =============


The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CHANGES IN MEMBERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                            CLASS A        PAID IN          RETAINED           TOTAL
                                           MEMBERSHIP      CAPITAL          EARNINGS
                                             UNITS                          (DEFICIT)
Balance, December 31, 2001                10,000,000     $ 19,810,522     $ (5,657,767)     $ 14,152,755

Net loss (unaudited)                              --               --       (1,251,510)       (1,251,510)
                                        ----------------------------------------------------------------

Balance, Sept. 30, 2002 (unaudited)       10,000,000     $ 19,810,522     $ (6,909,277)     $ 12,901,245
                                        ================================================================

























The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                            FOR THE 9 MONTHS      FOR THE 9 MONTHS
                                                                 ENDED                 ENDED
                                                             SEPT. 30, 2002        SEPT. 30, 2001
                                                              (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                $     (1,251,510)     $     (1,361,337)
    Reconciliation of net loss to cash flows
     used in operating activities:
      Depreciation and amortization expense                        1,236,606               914,498
      Changes in operating assets and liabilities:
        Increase in escrows, rents receivable, prepaid
         expenses and deposits                                      (461,985)             (415,064)
        Increase in liabilities, excluding note payable              238,160               251,378
                                                            ----------------      ----------------

        Cash flows used in operating activities                     (238,729)             (610,525)
                                                            ----------------      ----------------

Cash flows from investing activities:
    Payments for lease commissions                                      --                (719,943)
    Additions to rental property                                    (648,506)           (3,522,929)
                                                            ----------------      ----------------

        Cash flows used in investing activities                     (648,506)           (4,242,872)
                                                            ----------------      ----------------

Cash flows from financing activities:
    Proceeds from note payable                                     1,255,811             5,210,951
    Payments for loan costs                                             --                (305,167)
                                                            ----------------      ----------------

        Cash flows provided by financing activities                1,255,811             4,905,784
                                                            ----------------      ----------------

Net increase in cash                                                 368,576                52,387

Cash, beginning of period                                            198,160                13,248
                                                            ----------------      ----------------

Cash, end of period                                         $        566,736      $         65,635
                                                            ================      ================
























The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


1. The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed on March 29, 2002.


2. The following table sets forth the computation of basic and diluted earnings (loss) per unit for the periods ended:

                                                    For the 3 Months Ended           For the 9 Months Ended
                                                    ----------------------           ----------------------
                                               Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
                                                 (unaudited)       (unaudited)      (unaudited)        (unaudited)

Numerator:
Net Earnings/(Loss) - Basic and Diluted        $     (229,222)   $     (413,483)   $   (1,251,510)   $   (1,361,337)
                                               ==============    ==============    ==============    ==============
Denominator:
     Weighted Average Units Outstanding -
       Basic                                       10,000,000        10,000,000        10,000,000        10,000,000
     Effect of Potentially Dilutive Units                  --                --                --                --
                                               --------------    --------------    --------------    --------------
     Units Outstanding - Diluted                   10,000,000        10,000,000        10,000,000        10,000,000
                                               ==============    ==============    ==============    ==============

Basic and Diluted Earnings/(Loss) per Unit     $        (0.02)   $        (0.04)   $        (0.13)   $        (0.14)
                                               ==============    ==============    ==============    ==============


3.       Rental property consists of the following:

                                                       Sept. 30, 2002          December 31, 2001
                                                         (unaudited)
                                                       ----------------        ------------------

        Land                                           $      2,250,520          $      2,250,520
        Building                                             17,765,629                17,765,629
        Building Improvements                                 1,507,154                 1,346,013
        Tenant Improvements                                   8,806,810                 4,195,574
        Construction in progress                                 20,971                 4,144,841
                                                       ----------------          ----------------
                                                             30,351,084                29,702,577
        Less Accumulated Depreciation                         4,328,339                 3,372,667
                                                       ----------------          ----------------
                                                       $     26,022,745          $     26,329,910
                                                       ================          ================


         The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

         The improvements for the Jacobs Engineering lease were reclassified from Construction in Progress to Tenant Improvements in April 2002.

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


4. Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5. On May 31, 2001, the Company entered into an $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C., which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of September 30, 2002, the Company had outstanding borrowings of $16,853,140 under the Line of Credit.

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

                  On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the "Credit Facility") with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility are at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company's present availability under its revolving line of credit provide sufficient resources to meet the Company's present and anticipated financing needs.

         During the three months ended September 30, 2002, the Company's rental income increased by 37.8% over the third quarter of 2001, from $876,351 during the third quarter of 2001 to $1,208,004 during the third quarter of 2002. This increase in revenue is primarily due to the commencement of the rental payments on September 1, 2002 by Jacobs Engineering, Inc. The new Jacobs Engineering, Inc. lease was entered into on February 22, 2001, however rental payments did not commence until September 1, 2002. Other income increased from $31,926 during the third quarter of 2001 to $127,589 during the third quarter of 2002. This is primarily due to revenue for parking, conference room usage and other expenses from the new Jacobs Engineering, Inc. lease. The Company's total expenses increased by 18.4% during the three months ended September 30, 2002 from prior year, with the largest percentage increase in other operating expenses and depreciation and amortization. Depreciation and amortization expense increased from $311,934 during the third quarter of 2001 to $449,412 during the third quarter of 2002 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering, Inc. lease entered into in 2001. Other operating expenses increased 64.8% over the prior year due to increased expenses from the Jacobs Engineering lease, as Jacobs did not occupy rental space until October 2001. Accrued expenses increased by $355,174 from $179,917 at December 31, 2001 to $535,091 at September 30, 2002. This increase can be primarily attributed to the monthly accrual for real estate taxes. These amounts are paid in December, therefore having a zero balance at year-end.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

                  4:       See the Members Agreement, referenced as Exhibit 3.2.

                  10.29: Sixth Amendment to Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated April 29, 2002.46


         (b) Reports on Form 8-K. The Issuer filed reports on Form 8-K on August 14, 2002 and on September 19, 2002 during the second fiscal quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGISTRANT:

                                   EBS Building, L.L.C.

                                   By:  FTI Consulting, Inc., as Manager

                                   By:/s/ Keith F. Cooper
                                      -----------------------------------
                                      Keith F. Cooper, Senior Managing Director

Date:  November 14, 2002


                                 CERTIFICATIONS



I, Keith F. Cooper, Senior Managing Director the Manager of EBS Building, L.L.C., who serves in the position equivalent to chief executive officer and chief financial officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of EBS Building, L.L.C.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

                                    EBS BUILDING, L.L.C.
                                    By: FTI Consulting, Inc., as Manager



                                    By: /s/ Keith F. Cooper
                                       --------------------
                                       Keith F. Cooper, Senior Managing Director

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