Form 10KSB
period 2002-12-31
EBS BUILDING LLC
filed 2003-03-31
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 000-24167

EBS Building, L.L.C.
(Name of Small Business Issuer in Its Charter)

Delaware	43-1794872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o FTI Consulting 1200 Abernathy Road, Suite 1700 600 Northpark Town Center Atlanta, GA	30328
(Address of Principal Executive Offices)	(Zip Code)

(770) 551-8259
(Issuer's Telephone Number)
Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A
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

Yes [X]     No [  ]

        Check if there are no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

        State the issuer's revenues for its most recent fiscal year. $4,977,467

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,078,3271
Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates of the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]     No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes [  ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

PART I

Item 1. Description of Business.

        EBS Building, L.L.C. (the “Company”) is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated as of September 26, 1997 (the “Members Agreement”). The Company was formed in connection with the reorganization proceedings (the “Chapter 11 Proceedings”) of Edison Brothers Stores, Inc. (“Edison”) under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison’s Chapter 11 plan of reorganization (the “Plan of Reorganization”), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the “Building”), to the Company on September 26, 1997 in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company’s Members Agreement and the Plan of Reorganization, Edison cancelled 9,058,041 Class B Membership Units and simultaneously issued 9,058,041 Class A Membership Units of the Company to holders of Allowed General Unsecured Claims (as defined in the Plan of Reorganization). All outstanding Class B Units were to eventually be cancelled and an equivalent number of Class A Units issued to the holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. As of December 31, 1998, all Class B Units held by Edison were cancelled and an equivalent number of Class A Units had been issued to holders of Allowed General Unsecured Claims.

_________________

1 Based on book value of the Class A Membership Units as there is no public trading market for the Class A Membership Units. This number may or may not reflect the true market value of such units.

        Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of acquiring, owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building, and for receiving, administering and distributing any disposition proceeds relating thereto. It primarily derives income from the rental of office space. The proceeds from the eventual sale of the Building will be distributed along with any other Company assets to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

        The Members Agreement contemplates that the Company will sell the Building by September 26, 2004, or if not by then, within one or more successive periods of two-years each, as approved by the Bankruptcy Court, immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 2003, the Company intends to continue actively marketing the Building for sale.

        The business in which the Company is engaged is highly competitive, in terms of both leasing available office space and potentially selling the Building. The Building is located in downtown St. Louis and is subject to leasing competition from other similar types of properties in downtown St. Louis and throughout the St. Louis area. The Company competes for tenants for the Building with numerous other individuals and entities engaged in real estate leasing activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. In addition to leasing competition, there is competition in the Company’s business of disposing of the Building considering the competition in the institutional real estate market for attractive real estate investment properties.

        The Building is considered Class A property for real estate investment purposes. According to Colliers Turley Martin Tucker, Inc., the vacancy rate in downtown St. Louis for Class A properties was 14.7% as of December 2002. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

        The Company has no employees. The operations of the Company are the responsibility of the Manager. (See Item 9 below).

        The Company entered into an exclusive listing agreement, effective April 21, 2000, (the “Listing Agreement”) with Colliers Turley Martin Tucker, Inc. (“Colliers”). The Listing Agreement granted Colliers the exclusive right to lease office space located within the Building. Colliers receives certain commissions for its leasing work, which commissions range from 1.65% to 5% of gross rentals, depending on the presence or absence of certain variables. In fiscal 2002, Colliers earned no commissions. Prior to entering into the Listing Agreement with Colliers, the Company engaged Insignia/ESG, Inc. as the listing agent for the Building.

        The Company entered into an additional exclusive listing agreement, effective December 10, 2001, with Colliers, which agreement granted Colliers the exclusive right to sell the Building. The term of the agreement was through August 31, 2002. This agreement was subsequently amended, effective September 1, 2002, to extend the term through December 31, 2002. Upon the sale of the Building, a commission of 1.0% of the gross sales price, up to $38 million, plus 5.0% of the gross sales price in excess of $38 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers.

        The Company entered into an amended commercial property management agreement, effective April 6, 2000, (the “Insignia Agreement”) with Insignia/ESG, Inc. (the “Property Manager”). The Insignia Agreement engaged the Property Manager to manage and operate the Building in consideration of certain management fees. Additionally, the Property Manager receives a construction management fee with respect to non-routine capital improvements in the Building. The Company reimburses the Property Manager for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. The Property Manager is also provided with free rental of furnished office space in the Building. In fiscal 2002, the Property Manager earned $805,830 in fees, benefits and expense reimbursements.

        During fiscal year 2002, Heitman Capital Management LLC (“Heitman”) provided asset management consulting and brokerage services to the Company. Such services included oversight of the management and leasing of the Building as well as assisting with the financing and disposition of the Building. The current Heitman agreement expired on September 25, 2002, with an automatic renewal for one-year additional periods, unless terminated by the parties. Heitman receives an asset management fee of $20,833 per month as well as reimbursement of certain expenses.

        The Company files annual and periodic reports with the Securities and Exchange Commission (“SEC”). You may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

        The Building is a twelve-floor office building with 434,136 square feet of rentable space, which square footage includes 9,393 square feet of meeting rooms and 13,008 square feet of mezzanine space, and which also has a subterranean parking garage containing 159 parking spaces. The Building is located at 501 N. Broadway, St. Louis, Missouri. The Building was formerly the headquarters building of Edison and was deeded to the Company by quit claim deed on September 26, 1997. The Building was built in 1985. The Building primarily derives income from the rental of office space. The tenants in the Building provide the following types of services: accounting, engineering design, architectural design, legal, insurance and brokerage.

        The Company does not own any real estate other than the Building, and will not otherwise invest in interests in real estate or real estate mortgages. The Building is the only property in which the Company has an interest.

        The Company believes that the Building is adequately insured. Federal Insurance Company, Continental Casualty, Hartford Insurance Company, AIG, Essex Insurance Company, Endurance, Clarendon/Empire Insurance, Zurich American, CNA Insurance Company, Lexington Insurance Company and US Fire Insurance Company provide property insurance for the Building.

        There are two tenants leasing greater than 10% of the rentable space in the Building. The leases of these tenants are described below:

        On September 30, 1998, the Company entered into a twelve-year lease with Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated (“Stifel”), a brokerage firm, for 91,763 square feet of rentable office space. Several amendments to the Stifel lease has since been entered into increasing total rentable space to 96,000 square feet, or approximately 22% of total rentable space. The Stifel lease, which commenced on February 1, 1999, provides annual rent ranging from $1,376,445 to $1,776,000 and expires in April 2011 with two options to renew for five year renewal terms at then prevailing market rental rates. Pursuant to the Stifel lease, the name of the Building was changed to “One Financial Plaza”. In addition, the Company incurred lease commission costs of approximately $768,930 and tenant improvement costs of approximately $2,555,855 in connection with the Stifel lease. Such costs have been capitalized and will be amortized over the term of the Stifel lease.

        On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. (“Jacobs”), an engineering design firm, for 161,892 square feet of rentable office space. On August 16, 2001, the Jacobs lease was amended to increase total square footage to 174,768, or approximately 40% of total square footage. In addition, the Jacobs lease specifies that 3,587 square feet of mezzanine space will be leased as storage space at an annual rental rate of $10.00 per square foot. The Jacobs lease, which commenced on October 22, 2001 and expires on September 30, 2012, provided for eleven months of free rent upon commencement of the lease and annual rent ranging from $2,903,763 to $3,265,949 thereafter. Rent payments commenced on September 1, 2002. In addition, the Company incurred lease commission costs of approximately $1,251,432 and tenant improvement costs estimated at approximately $4,544,441 in connection with the Jacobs lease. Such costs have been capitalized and will be amortized over the term of the Jacobs lease.

        As of December 31, 2002, the annual average rental rate of all tenants is $16.57 per square foot. Annual average rental rate as of December 31, 2001 was $16.52. The Building’s total occupancy as of December 31, 2002 is 90.5%.

        The following table sets forth certain information with respect to the leases in the Building as of December 31, 2002:

Year	Number of Expirations	Square Footage	Annual Rent as of 12/31/02	Current % of Gross Annual Rent
2003	2	26,150	$ 415,516	6.7%
2005	2	12,681	$ 244,212	4.0%
2006	2	38,537	$ 661,310	10.7%
2009	1	22,397	$ 380,749	6.2%
2011	1	96,000	$1,536,000	24.9%
2012	1	178,355	$2,939,633	47.6%

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs.

        The net federal tax basis of the Building approximates $17,975,387 (gross cost of $21,538,148 less accumulated depreciation of $3,562,761). Included in the net federal tax basis is land cost of $1,222,815. Assets are depreciated on a straight line basis over 39 years. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service.

        The real estate tax rate for the calendar year 2002 was 7.2617% and the real estate taxes paid for the Building were $379,941.

Item 3. Legal Proceedings.

        The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding against the Company being contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 2002.

PART II

Item 5. Market Price for Common Equity and Other Shareholder Matters.

        As of December 31, 2002, there were approximately 2,012 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

        The Company has not declared or paid any cash distributions on any of its Class A or B Units during the fiscal year ended December 31, 2002. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A and B Members in proportion to their respective Class A and B Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. All distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose. Currently, the Company’s line of credit precludes any distributions to Members other than as payment for services rendered.

        All of the Class B Units have been exchanged by Edison for Class A Units, and such Class A Units have been distributed by Edison to the holders of Allowed General Unsecured Claims of Edison in accordance with the provisions of the Member’s Agreement.

        All Class A Units are freely tradable by persons other than “affiliates” of the Company without restriction under the Securities Act of 1933, as amended (the “Securities Act”). The Class A Units held by affiliates may not be sold unless registered under the Securities Act or unless an exemption from registration, such as Rule 144, is available. In general, under Rule 144 each affiliate may sell within any period of three months a number of Class A Units up to the greater of 1% of the then outstanding Class A Units or the average weekly trading volume of Class A Units reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the sale. The Company does not know whether any sales of Class A Units will be so reported. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs.

        During the twelve months ended December 31, 2002, the Company’s rental income increased by approximately 30.9% over the prior year, from $3.4 million during 2001 to $4.5 million in 2002. This increase in revenue is primarily due to the October 22, 2001 commencement of the new Jacobs Engineering, Inc. lease entered into on February 22, 2001. Total income increased by approximately 35.5%, from $3.7 million during 2001 to $5.0 million in 2002 due primarily to revenue for parking, conference room usage and other expenses from the new Jacobs Engineering, Inc. lease. The Company’s total expenses increased by 11.0% from prior year expenses. Increases were noted in the other operating expenses, general and administrative expenses, utilities expense and maintenance expense categories as a result of higher occupancy during the current fiscal year than the prior year. Maintenance expenses rose 25.3% to $1,179,629 as compared to $941,144 incurred during the prior year. General and administrative costs increased from $555,899 in 2001 to $611,065 in 2002 or 9.9%. Utilities costs increased 10.5% from $646,189 during the twelve months ended December 31, 2001 to $714,001 during the twelve months ended December 31, 2002. Other operating expenses increased 75.9% over the prior year due to increased expenses from the Jacobs Engineering lease, as Jacobs did not occupy rental space until October 2001. Depreciation and amortization expense increased from $1,245,273 for the twelve months ended December 31, 2001 to $1,685,972 for the twelve months ended December 31, 2002 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering, Inc. lease entered into in 2001.

Item 7. Financial Statements.

        The financial statements of the Company are submitted as a separate section of this report on Form 10-KSB on pages F-1 through F-10.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in the Company’s independent public accountants since the formation of the Company, and no disagreements with such accountants on any matter of accounting principles, practices or financial statement disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Effective August 30, 2002, PricewaterhouseCoopers LLP was removed as Manager of the Company and FTI Consulting, Inc. was appointed as successor Manager of the Company. This appointment was due to the acquisition of the Business Recovery Services division of PricewaterhouseCoopers LLP by FTI Consulting, Inc. on August 30, 2002. Prior to August 30, 2002, PricewaterhouseCoopers LLP had served as the Manager to the Company since its inception. The individuals responsible for providing the services of Manager from PricewaterhouseCoopers LLP were employed within the Business Recovery Services division. In accordance with the terms of Article III of the Members Agreement, the Manager of the Company is responsible for all aspects of the Company’s operations, subject to the requirement that the Manager obtain the approval of either the holders of a majority of the Class A Units (the “Requisite Holders”) or the Designation Members (as defined below) before taking certain actions, which actions are specified in Section 3.5.2 of the Members Agreement. The Manager will serve as the Manager of the Company until its resignation or removal in accordance with Section 3.8 of the Members Agreement.

        The Members Agreement defines “Designation Members” as “the three [M]embers who, as of the date that any action is to be taken [under the Members Agreement] by the Designation Members, hold at least 5% of the total Class A Units and constitute the holders of record of the three largest amounts of Class A Units (based on such Members’ Class A Sharing Percentages); provided, however, that (i) any [p]erson and its affiliates will be treated as a single [p]erson for such purpose; (ii) no [p]erson who is an affiliate of Edison may be a Designation Member, and (iii) any person who notifies the Company that such [p]erson does not wish to be a Designation Member shall be disregarded in determining the [p]ersons entitled to be a Designation Member.

        As of December 31, 2002, the Manager believes that the following entities are the Designation Members of the Company:

Swiss Bank Corporation
222 Broadway, 20th Floor
New York, NY 10038

Citibank, N.A.
850 Third Avenue, 12th Floor
New York, NY 10022

Contrarian Capital Management, L.L.C.
(on behalf of funds for which it acts as general partner)
411 West Putnam Ave., Suite 225
Greenwich, CT 06830

        The Designation Members or Requisite Holders have the power to remove the Manager of the Company with or without cause. In addition, the Designation Members have the power to call meetings of Members. Further, the approval of either the Designation Members or the Requisite Holders is required prior to the Manager (i) adopting any annual budget for the Company, (ii) entering into any lease agreement for more than 20,000 square feet and (iii) making or committing to make an expenditure in an aggregate amount exceeding $1,000,000 for additions to the Company’s property, plant or equipment. The approval of the Designation Members or the Requisite Holders is also required before the Manager causes the Company to enter into any contract for sale of the Building.

        As indicated above, the Manager of the Company is FTI Consulting, Inc., 1200 Abernathy Road, Suite 1700, 600 Northpark Town Center, Atlanta, Georgia 30328. Keith F. Cooper, a Senior Managing Director of FTI Consulting, is the primary contact for the Manager with respect to the Company.

        The background and experience of Keith F. Cooper are as follows:

        Keith F. Cooper is a Certified Public Accountant and a Senior Managing Director of FTI Consulting, Inc. He has been with FTI Consulting, Inc. since August 30, 2002, at which time the Business Recovery Services division of PricewaterhouseCoopers LLP was acquired by FTI Consulting, Inc. Prior to the acquisition, Keith had been with PricewaterhouseCoopers LLP and its predecessors for nineteen (19) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services, appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

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

Item 10. Executive Compensation.

        The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated at the greater of $10,000 per month or based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. PricewaterhouseCoopers LLP as Manager was paid $103,234 for fees and expenses incurred in connection with its services as Manager for fiscal year 2002 as well as tax consulting services and preparation of the Company’s annual and periodic reports. FTI Consulting, Inc. as Manager was paid $20,000 for fees and expenses in connection with its services as Manager for fiscal year 2002. In addition, as of December 31, 2002, the Company owed the Manager $20,000 for unpaid fees and expenses incurred during 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 2002, all of the issued and outstanding Class B Units had been cancelled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 2002, the following entities were the beneficial owners of greater than 5% of the Class A Units.

Title of Class	Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	Percentage of Class
Class A Membership Units	Contrarian Capital Management, L.L.C. and/or Contrarian Capital Advisors, L.L.C. 411 West Putnam Ave. Suite 225 Greenwich, CT 06830	2,388,727(1)	23.9%
Class A Membership Units	Swiss Bank Corporation 222 Broadway, 20th Floor New York, NY 10038	1,603,998(2)	16.0%
Class A Membership Units	Citibank N.A. 850 Third Avenue 12th Floor New York, NY 10022	1,597,450(3)	16.0%
Class A Membership Units	Loeb Partners Corporation 61 Broadway, 24th Floor New York, NY 10006	633,933(4)	6.3%
Class A Membership Units	Ingalls & Snyder Value Partners, LP 61 Broadway New York, NY 10006	504,967(5)	5.0%

    (1)   Based on a letter from Contrarian Capital Management to the Company dated February 20, 2003.
    (2)   Based on a review of the Company's records.
    (3)   Based on a letter from Citicorp North America to the Company dated January 28, 2003.
    (4)   Based on a review of the Company's records.
    (5)   Based on a review of the Company's records.

Item 12. Certain Relationships and Related Transactions.

        None.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	Index to Exhibits.

3.1:	Articles of Organization of the Company filed with the Delaware Secretary of State on September 24, 1997 are hereby incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 is hereby incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.
4:	See the Members Agreement, referenced as Exhibit 3.2.

10.23:	Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999 is hereby incorporated by reference from Exhibit 10.23 of the Company’s Form 10-KSB for the period ended December 31, 2001

10.24:	Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999 is hereby incorporated by reference from Exhibit 10.24 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.25:	Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated June 11, 2001 is hereby incorporated by reference from Exhibit 10.25 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.26:	Listing Agreement Amendment between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated October 20, 2001 is hereby incorporated by reference from Exhibit 10.26 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.27:	Letter Agreement to Procure Financing by and among Northmarq Capital, Inc., Heitman Real Estate Services Group and EBS Building, L.L.C., dated November 5, 2001 is hereby incorporated by reference from Exhibit 10.27 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.28:	Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated December 10, 2001 is hereby incorporated by reference from Exhibit 10.28 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.29:	Sixth Amendment to Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated April 28, 2002 is hereby incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the period ended June 30, 2002.

11:	Statement Regarding Computation of Earnings Per Share

23:	Consent of Independent Public Accountant prepared pursuant to Item 601(b)(23) of Regulation S-B.

99.1:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

On August 14, 2002, the Company filed a report on Form 8-K informing that PricewaterhouseCoopers LLP was removed as manager and FTI Consulting, Inc. was appointed successor manager of the Company, effective August 30, 2002.
On September 19, 2002, the Company furnished a report on Form 8-K informing that it had submitted the Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 as correspondence to its Form 10-QSB for the period ending June 30, 2002.

On November 14, 2002, the Company furnished a report on Form 8-K informing that it had submitted the Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 as correspondence to its Form 10-QSB for the period ending September 30, 2002.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: EBS Building, L.L.C. By: FTI Consulting, as Manager
By:	/s/ Keith F. Cooper
Keith F. Cooper, Senior Managing Director

Date: March 31, 2003

CERTIFICATIONS

I, Keith F. Cooper, Senior Managing Director the Manager of EBS Building, L.L.C., who serves in the position equivalent to chief executive officer and chief financial officer, certify that:

        1.        I have reviewed this annual report on Form 10-KSB of EBS Building, L.L.C.;

        2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

EBS BUILDING, L.L.C. By: FTI Consulting, Inc., as Manager
By:	/s/ Keith F. Cooper
Signature Keith F. Cooper, Senior Managing Director

EBS BUILDING, L.L.C.

FINANCIAL STATEMENTS

DECEMBER 31, 2002

Contents

Page
Independent Auditors’ Report	F-1
Financial Statements
Balance Sheet	F-2
Statement Of Operations	F-3
Statement Of Members’ Equity	F-4
Statement Of Cash Flows	F-5
Notes To Financial Statements	F-6-10

Independent Auditors’ Report

Members
EBS Building, L.L.C.
St. Louis, Missouri

We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 2002 and 2001, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 7, 2003

/s/ Rubin, Brown, Gornstein & Co. LLP
Rubin, Brown, Gornstein & Co. LLP

F-1
EBS BUILDING, L.L.C.
BALANCE SHEET

Assets
	December 31,
	2002	2001
Rental Property, Net	$25,646,046	$26,329,910

Other Assets
Cash - operating	1,138,043	198,160
Security deposit escrow	10,381	10,275
Tax and insurance escrow	163,355	41,921
Rents receivable	1,051,297	881,733
Prepaid expenses	80,721	42,371
Lease commissions, net	2,047,564	2,320,415
Loan costs, net	135,630	237,351
Deposits	202	13,651

Total Other Assets	4,627,193	3,745,877

Liabilities and Members' Equity
	$30,273,239	$30,075,787

Liabilities
Note payable	$16,853,140	$15,597,329
Accounts payable	154,374	136,309
Accrued expenses	177,497	179,917
Tenant security deposits	9,902	9,477

Total Liabilities	17,194,913	15,923,032

Members' Equity
Membership units (Class A - 10,000,000 authorized,
issued and outstanding at December 31, 2002 and 2001)	—	—
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(6,732,196)	(5,657,767)

Total Members' Equity	13,078,326	14,152,755

	$30,273,239	$30,075,787

See the accompanying notes to financial statements.	F-2
EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS

	For The Years Ended December 31,
	2002	2001

Income
Rent	$4,477,198	$3,419,188
Other	500,269	254,140

Total Income	4,977,467	3,673,328

Expenses
Maintenance	1,179,629	941,144
Professional fees	530,761	651,903
Utilities	714,001	646,189
General and administrative	611,065	555,899
Interest and finance fees	646,352	855,770
Real estate taxes	379,941	381,214
Other operating expenses	304,175	172,924
Depreciation and amortization	1,685,972	1,245,273

Total Expenses	6,051,896	5,450,316

Net Loss	$(1,074,429)	$(1,776,988)

Loss Per Membership Unit - Primary And Diluted	$(0.11)	$(0.18)

See the accompanying notes to financial statements.	F-3
EBS BUILDING, L.L.C.
STATEMENT OF MEMBERS’ EQUITY For The Years Ended December 31, 2002 And 2001

	Class A Membership Units	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance - January 1, 2001	10,000,000	$19,810,522	$(3,880,779)	$15,929,743

Current Year Loss	—	—	(1,776,988)	(1,776,988)

Balance - December 31, 2001	10,000,000	19,810,522	(5,657,767)	14,152,755

Current Year Loss	—	—	(1,074,429)	(1,074,429)

Balance - December 31, 2002	10,000,000	$19,810,522	$(6,732,196)	$13,078,326

See the accompanying notes to financial statements.	F-4
EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS

	For The Years Ended December 31,
	2002	2001
Cash Flows From Operating Activities
Net loss	$(1,074,429)	$(1,776,988)
Reconciliation of net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,685,972	1,245,273
Change in assets and liabilities:
Increase in escrows, rents receivable, prepaid
expenses and deposits	(316,005)	(183,933)
Increase (decrease) in liabilities, excluding note payable	16,070	(234,868)

Net Cash Provided By (Used In) Operating Activities	311,608	(950,516)

Cash Flows From Investing Activities
Additions to rental property	(627,536)	(5,218,839)
Payments for lease commissions	—	(1,376,296)

Net Cash Used In Investing Activities	(627,536)	(6,595,135)

Cash Flows From Financing Activities
Proceeds from note payable	1,255,811	8,035,730
Payments for loan costs	—	(305,167)

Net Cash Provided By Financing Activities	1,255,811	7,730,563

Net Increase In Cash	939,883	184,912
Cash - Beginning Of Year	198,160	13,248

Cash - End Of Year	$1,138,043	$198,160

Supplemental Disclosure Of Cash Flow Information
Interest paid	$630,352	$704,528

See the accompanying notes to financial statements.	F-5
EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS December 31, 2002 And 2001
1.	Description Of Business

EBS Building, L.L.C. (the “Company”) is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated September 26, 1997 (the “Members Agreement”). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. (“Edison”) under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison’s Chapter 11 plan of reorganization (the “Plan of Reorganization”), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri (the “Building”), to the Company on September 26, 1997 as a part of the overall distribution to holders of Allowed General Unsecured Claims against Edison (as defined in the Plan of Reorganization), who received Membership Units in the Company (as more fully described in Note 5).

Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of acquiring, owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building, and for receiving, administering and distributing any disposition proceeds relating thereto. It primarily derives income from the rental of office space. The proceeds from the eventual sale of the Building will be distributed along with any other Company assets to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

2.	Summary Of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in evaluating the Company’s financial statements. These principles conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F-6
EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

Cash

Cash consists of an amount held in a demand deposit account in the Company’s name at a highly rated financial institution. The Company also maintains bank accounts for security deposits and a tax and insurance escrow account at the same financial institution. Accounts in this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Rents Receivable And Rental Income

Rents receivable and rental income include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Such tenant rents are recognized on a straight-line basis over the term of the leases.

Rents receivable are stated at the amount management expects to collect for balances outstanding at year end. Based on management’s assessment of the credit history of tenants having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year end will be immaterial.

Rental Property

Rental property includes land, building, building improvements and tenant improvements. Land and building were recorded at their carryover basis from Edison (i.e., Edison’s historical book value) at September 26, 1997. Maintenance, repairs and minor improvements are expensed as incurred. The building and building improvements are depreciated using the straight-line method over its estimated useful life of 38 years and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant’s lease.

Lease Commissions

Lease commissions are capitalized and amortized over the terms of the related leases.

Loan Costs

Loan costs in connection with building financing, including loan commitment fees, legal fees and closing costs have been capitalized and are amortized over the term of the loan.

F-7
EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

Rental Income And Operating Expenses

Rental income and operating expenses are recorded on the accrual basis of accounting.

Income Taxes

The Company is not subject to income taxes. Instead, the members report their distributive share of the Company’s profits and losses on their respective income tax returns.

3.	Rental Property

Rental property includes the following:

	2002	2001
Land	$2,250,520	$2,250,520
Building	17,765,629	17,765,629
Building improvements	1,507,154	1,346,013
Tenant improvements	8,806,810	4,195,574
Construction in progress - tenant improvements	—	4,144,841

	30,330,113	29,702,577
Less: Accumulated depreciation	4,684,067	3,372,667

	$25,646,046	$26,329,910

The Building is located in downtown St. Louis, Missouri, and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At December 31, 2002, the Building had nine tenants leasing approximately 394,000 square feet for an occupancy rate of 91%.

The following summarizes certain major tenants’ information at December 31, 2002 and 2001:

	2002	2001
Stifel Nicolaus & Company
Percentage of leaseable space	22%	22%
Square feet occupied	96,000	96,000
Jacobs Engineering
Percentage of leaseable space	41%	41%
Square feet occupied	178,355	178,355

F-8
EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

At December 31, 2002, minimum payments due under noncancellable operating lease agreements are as follows:

Year	Amount

2003	$5,968,826
2004	5,898,024
2005	5,893,216
2006	5,329,580
2007	5,250,117
Thereafter	21,745,033

$50,084,796

On March 1, 2003, a tenant occupying approximately 20,000 square feet, with annual rentals of approximately $286,000, vacated its current space.

4.	Note Payable

Effective May 31, 2001 the Company entered into a new Credit Facility Agreement to provide financing in an amount not to exceed $18,600,000. The note bears interest at an annual rate equal to the 90-day LIBOR rate plus 190 basis points. In connection with this financing, the Company paid a commitment fee of $100,000. Also, there are additional fees in connection with the loan that are due and payable throughout the term of the loan. The note payable is secured by a first lien on the rental property and an assignment of leases and rental income. Payments are for interest only until September 2002, when all positive cash flows for each one-month period are payable to the bank until the maturity date on May 31, 2004, when all of the remaining outstanding principal balance and interest is due and payable. At December 31, 2002, the Company had outstanding borrowings of $16,853,140.

On June 18, 1999, the Company entered into a Credit Facility Agreement to provide financing in an amount not to exceed $12,000,000. The note bore interest at an annual rate equal to the LIBOR rate plus 3.5%. The note payable was secured by a first lien on the rental property and an assignment of leases and rental income. The note was refinanced in 2001.

Interest expense incurred was $630,352 in 2002 and $704,528 in 2001.

F-9
EBS BUILDING, L.L.C.
Notes To Financial Statements (Continued)

5.	Members’ Equity

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

During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 2002 and 2001, there were 10,000,000 Class A Membership Units outstanding.

6.	Commitments

The Company has entered into various contracts for the completion of tenant improvements. These contracts are for the period throughout the improvement process and will expire upon the completion of the work. The completion date of these improvements was in April 2002. There are no more estimated costs of the remaining improvements. The Company had $442,355 of these costs that were outstanding as of December 31, 2001.

F-10