Form 10QSB
period 2003-03-31
EBS BUILDING LLC
filed 2003-05-15
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-24167

EBS Building, L.L.C.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	43-1794872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o FTI Consulting , 1200 Abernathy Road, Suite 1700, 600 Northpark Town Center, Atlanta, GA 30328
(Address of Principal Executive Offices)
(770) 551-8259
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

Yes      X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes                 No      X

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

EBS BUILDING, L.L.C.
Balance Sheets

	March 31, 2003 (unaudited)	December 31, 2002
Assets
Rental property, net	$25,694,345	$25,646,046
Cash - operating	1,777,356	1,138,043
Security deposit escrow	10,402	10,381
Tax and insurance escrow	329,524	163,355
Rents receivable	1,101,018	1,051,297
Prepaid expenses	20,184	80,721
Lease commissions, net	1,989,913	2,047,564
Loan costs, net	110,199	135,630
Deposits	202	202

Total assets	$31,033,143	$30,273,239

Liabilities
Note payable	$16,853,140	$16,853,140
Accounts payable	73,580	154,374
Accrued expenses	382,291	177,497
Tenant security deposits	9,477	9,902

Total liabilities	17,318,488	17,194,913

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding)	--	--
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(6,095,867)	(6,732,196)

Total members' equity	13,714,655	13,078,326

Total liabilities and members' equity	$31,033,143	$30,273,239

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Operations

	For the 3 months ended March 31, 2003 (unaudited)	For the 3 months ended March 31, 2002 (unaudited)
Income:
Rent	$1,571,902	$898,200
Other	531,463	119,665

Total income	2,103,365	1,017,865

Expenses:
Maintenance	236,274	297,848
Professional fees	113,706	102,509
Utilities	171,627	170,202
General and administrative	153,061	147,751
Depreciation & amortization	449,403	338,204
Real estate taxes	99,999	99,999
Interest and finance fees	139,849	148,814
Other operating expenses	103,117	52,006

Total expenses	1,467,036	1,357,333

Net income (loss)	$636,329	$(339,468)

Net income (loss) per Class A Unit - basic and diluted
	$0.06	$(0.03)

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statement of Changes in Members' Equity
For the Three Months Ended March 31, 2003

	Class A Membership Units	Paid In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$19,810,522	$(6,732,196)	$13,078,326
Net income (unaudited)	--	--	636,329	636,329

Balance, March 31, 2003 (unaudited)	10,000,000	$19,810,522	$(6,095,867)	$13,714,655

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Cash Flows

	For the 3 months ended March 31, 2003 (unaudited)	For the 3 months ended March 31, 2002 (unaudited)
Cash flows from operating activities:
Net income (loss)	$636,329	$(339,468)
Reconciliation of net income (loss) to cash flows
provided by operating activities:
Depreciation & amortization expense	449,403	338,204
Changes in operating assets and liabilities:
(Increase) decrease in escrows, rents
receivable, prepaid expenses and deposits	(155,373)	(129,564)
Increase in liabilities, excluding note payable	123,574	361,231

Cash flows provided by operating activities	1,053,933	230,403

Cash flows from investing activities:
Payments for lease commissions	(10,566)	--
Additions to rental property	(404,054)	(501,110)

Cash flows used by investing activities	(414,620)	(501,110)

Cash flows from financing activities:
Proceeds from note payable	--	161,710

Cash flows provided by financing activities	--	161,710

Net increase (decrease) in cash	639,313	(108,997)
Cash, beginning of period	1,138,043	198,160

Cash, end of period	$1,777,356	$89,163

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
March 31, 2003 and December 31, 2002

1.	The accompanying unaudited financial statements of EBS Building, L.L.C. (the “Company”), in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed on March 31, 2003.

2.	The following table sets forth the computation of basic and diluted earnings (loss) per unit for the periods ended:

	For the 3 months ended March 31, 2003 (unaudited)	For the 3 months ended March 31, 2002 (unaudited)
Numerator:
Net Earnings/(Loss) - Basic and Diluted	$636,329	$(339,468)

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000
Effect of Potentially Dilutive Units	--	--

Units Outstanding - Diluted	10,000,000	10,000,000

Basic and Diluted Earnings/(Loss) per Unit	$0.06	$(0.03)

3.	Rental property consists of the following:

	March 31, 2003 (unaudited)	December 31, 2002
Land	$2,250,520	$2,250,520
Building	17,765,629	17,765,629
Building Improvements	1,507,154	1,507,154
Tenant Improvements	8,806,810	8,806,810
Construction in progress	404,054	--

	30,734,167	30,330,113
Less Accumulated Depreciation	5,039,822	4,684,067

	$25,694,345	$25,646,046

The building and building improvements are depreciated using the straight-line method over their estimated useful lives of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

4.	Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
March 31, 2003

5.	On May 31, 2001, the Company entered into an $18,600,000 revolving line of credit with Commerce Bank, N.A. (the "Line of Credit"). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C., which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of March 31, 2003, the Company had outstanding borrowings of $16,853,140 under the Line of Credit.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

        During the forthcoming twelve months of operations, EBS Building, L.L.C. (the “Company”) intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the building located at 501 North Broadway, St. Louis, Missouri (the “Building”). Further, the Company intends to continue actively marketing the Building for sale during the forthcoming twelve months as well as to continue to secure additional tenant leasing agreements.

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

        During the three months ended March 31, 2003, the Company’s rental income increased by 75.0% over the first quarter of the prior year, from $898,200 during the first quarter of 2002 to $1,571,902 during the first quarter of 2003. This increase over the prior year is due to the commencement of the rental payments on September 1, 2002 by Jacobs Engineering, Inc. The new Jacobs Engineering, Inc. lease was entered into on February 22, 2001, however rental payments did not commence until September 1, 2002. Other income increased from $119,665 in the first quarter of 2002 to $531,463 in the same period in 2003. This significant increase in other income is primarily due to additional revenue for parking, conference room usage and other expenses from the new Jacobs Engineering, Inc. lease. The Company’s total expenses increased by 8.1% over the first quarter of the prior year, with the largest increase in depreciation and amortization. Depreciation and amortization expense increased from $338,204 during the three months of 2002 to $449,403 during the first quarter of 2003 due to the capitalization of additional tenant improvements associated with the Jacobs Engineering Group, Inc. lease entered into on February 22, 2001. Maintenance expense decreased 20.7% over the prior year from $297,848 in the first quarter of 2002 to $236,274 in the first quarter of 2003. This decrease was attributable to deferred repairs being completed in 2002 as a result of the Jacobs Engineering, Inc. occupancy and additional maintenance for elevator repairs as a result of the state inspection. In addition, the janitorial contract was bid at the end of 2002 resulting in janitorial cost savings in 2003.

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
Keith F. Cooper, Senior Managing Director

Date: May 15, 2003

CERTIFICATIONS

        I, Keith F. Cooper, Senior Managing Director of the Manager of EBS Building, L.L.C., who serves in the position equivalent to chief executive officer and chief financial officer, certify that:

        1.         I have reviewed this quarterly report on Form 10-QSB of EBS Building, L.L.C.;

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

                     b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                     c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                     a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                     b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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