Form 10QSB
period 2003-06-30
EBS BUILDING LLC
filed 2003-08-14
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
[ ]	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-24167
EBS Building, L.L.C.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	43-1794872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o FTI Consulting, 1200 Abernathy Road, Suite 1700, 600 Northpark Town Center, Atlanta, GA 30328
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

Yes      X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes                 No      X

Part I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
Balance Sheets

	June 30, 2003 (unaudited)	December 31, 2002

Assets
Rental property, net	$ 25,393,438	$ 25,646,046
Cash – operating	2,158,860	1,138,043
Security deposit escrow	10,423	10,381
Tax and insurance escrow	440,876	163,355
Rents receivable	990,230	1,051,297
Prepaid expenses	151,496	80,721
Lease commissions, net	1,921,697	2,047,564
Loan costs, net	84,768	135,630
Deposits	202	202

Total assets	$ 31,151,990	$ 30,273,239

Liabilities
Note payable	$ 16,853,140	$ 16,853,140
Accounts payable	--	154,374
Accrued expenses	388,605	177,497
Tenant security deposits	9,477	9,902

Total liabilities	17,251,222	17,194,913

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at June 30, 2003 and
December 31, 2002)	--	--
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(5,909,754)	(6,732,196)

Total members' equity	13,900,768	13,078,326

Total liabilities and members' equity	$ 31,151,990	$ 30,273,239

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Operations

	For the 3 months ended		For the 6 months ended

	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)
Income:
Rent	$ 1,531,724	$ 763,171	$3,103,626	$ 1,661,370
Other	123,774	146,783	655,237	266,449

Total income	1,655,498	909,954	3,758,863	1,927,819

Expenses:
Maintenance	232,311	330,629	468,585	628,477
Professional fees	178,872	166,617	292,579	269,126
Utilities	160,174	158,765	331,801	328,967
General and administrative	97,322	153,177	250,383	300,928
Depreciation and amortization	449,403	448,990	898,806	787,194
Real estate taxes	100,999	99,999	200,998	199,998
Interest expense	133,814	163,081	273,662	311,895
Other operating expenses	116,491	71,516	219,607	123,522

Total expenses	1,469,386	1,592,774	2,936,421	2,950,107

Net Income (Loss)	$ 186,112	$ (682,820)	$ 822,442	$ (1,022,288)

Net income (loss) per Class A Unit –	$ 0.02	$ (0.07)	$ 0.08	$ (0.10)
basic and diluted

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statement of Changes in Members' Equity
For the Six Months Ended June 30, 2003

	Class A Membership Units	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$19,810,522	$(6,732,196)	$13,078,326
Net Income (unaudited)	--	--	822,442	822,442

Balance, June 30, 2003 (unaudited)	10,000,000	$19,810,522	$(5,909,754)	$13,900,768

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Cash Flows

	For the 6 months ended June 30, 2003 (unaudited)	For the 6 months ended June 30, 2002 (unaudited)

Cash flows from operating activities:
Net income (loss)	$ 822,442	$(1,022,288)

Reconciliation of net income (loss) to cash flows
provided by/used in operating activities:
Depreciation and amortization	898,806	787,194
Changes in assets and liabilities:
(Increase) in escrows, rents receivable, prepaid
expenses and deposits	(287,271)	(160,792)
Increase in liabilities, excluding note payable	56,309	100,669

Cash flows provided (used) by operating activities	1,490,286	(295,217)

Cash flows from investing activities:
Payments to lease commissions	(10,566)	--
Additions to rental property	(458,903)	(622,908)

Cash flows used in investing activities	(469,469)	(622,908)

Cash flows from financing activities:
Proceeds from note payable	--	1,070,958

Cash flows provided by financing activities	--	1,070,958

Net increase in cash	1,020,817	152,833
Cash, beginning of period	1,138,043	198,160

Cash, end of period	$ 2,158,860	$ 350,993

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
June 30, 2003 and December 31, 2002

1.	The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2003.

2.	The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

	For the 3 Months Ended		For the 6 Months Ended

	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)	June 30, 2003 (unaudited)	June 30, 2002 (unaudited)
Numerator:
Net Earnings/(Loss) – Basic and Diluted	$ 186,112	$ (682,820)	$ 822,442	$(1,022,288)

Denominator: Weighted Average Units Outstanding – Basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of Potentially Dilutive Units	--	--	--	--

Units Outstanding – Diluted
	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted Earnings/(Loss) per Unit	$ 0.02	$ (0.07)	$ 0.08	$ (0.10)

3.	Rental property consists of the following:

	June 30, 2003 (unaudited)	December 31, 2002
Land	$2,250,520	$2,250,520
Building	17,765,629	17,765,629
Building Improvements	1,507,154	1,507,154
Tenant Improvements	8,806,810	8,806,810
Construction in progress	458,903	--

	30,789,016	30,330,113
Less Accumulated Depreciation	5,395,578	4,684,067

	$25,393,438	$25,646,046

The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 and 39 years, respectively. Tenant improvements are depreciated over the term of the tenant's lease.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
June 30, 2002

4.	Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5.	On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the “Line of Credit”). The Line of Credit, which expires in May 2004, replaced the $12,000,000 line of credit previously extended by FINPRO. L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of June 30, 2003, the Company had outstanding borrowings of $16,853,140 under the Line of Credit.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

        During the forthcoming twelve months of operations, EBS Building, L.L.C., (the “Company”) intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the building located at 501 North Broadway, St. Louis, Missouri (the “Building”). Further, the Company intends to continue actively marketing the Building for sale during the forthcoming twelve months as well as to continue to secure additional tenant leasing agreements.

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

        On May 21, 2003, the Commercial Property Management Agreement between the Company, as Owner, with Insignia/ESG, Inc. (“Insignia”), as Manager, was terminated. Pursuant to the terms of the termination agreement, Insignia was entitled to receive a cancellation fee equal to two times the management fee due and payable to Insignia for services rendered during the month of May 2003. In return, Insignia would waive the 60 day notice requirement for termination without cause as outlined in the original Commercial Property Management Agreement dated December 31, 1997. On May 23, 2003, the Company entered into a new Commercial Property Management Agreement (the “Agreement”) with Colliers Turley Martin Tucker Co. (“Colliers”) to replace Insignia as Manager of One Financial Plaza. The initial term of the Agreement shall continue through May 31, 2005 with the Owner having the option to extend the term of the Agreement for consecutive, additional periods of one year each. Pursuant to the terms of the Agreement, the Management Fee payable to Colliers shall be paid monthly and will be equal to the greater of 2% of the gross receipts from operations from the preceding calendar month or $6,700 per month.

        During the six months ended June 30, 2003, the Company’s rental income increased by 86.8% over the first six months of the prior year, from $1,661,370 during the first half of 2002 to $3,103,626 during the first half of 2003. This increase is primarily attributable to the commencement of rental payments on September 1, 2002 by Jacobs Engineering, Inc. The Jacobs Engineering, Inc. lease was entered into on February 22, 2001, however rental payments did not commence until September 1, 2002. Other income increased by $388,788 or 145.9% over prior year for the six months ending June 2003. The primary contributor to this increase is additional revenue for parking fees, conference room usage, storage rental and other expenses from the Jacobs Engineering lease.

        The Company’s total expenses for the first six months of 2003 declined by $13,686 or 0.5% versus the prior year. The primary drivers of this decline included reduced maintenance costs, general and administrative costs and interest expense. Maintenance expense declined by 25.4% from $628,477 for the first six months of 2002 to $468,585 for the first six months of 2003. This decrease was due to additional maintenance expenses incurred in 2002 for elevator repairs performed as a result of the state inspection. In addition, the janitorial contract was re-bid at the end of 2002 resulting in janitorial cost savings in 2003. General and administrative expenses declined by 16.8% from $300,928 for the six months ended June 2002 to $250,383 for the six months ended June 2003. This decrease was primarily due to a $41,289 decline in management and maintenance salaries and a $9,093 decline in computer service expenses over the prior year. Interest expense declined by 12.3% from $311,895 for the first six months of 2002 to $273,662 for the first six months of 2003. This was primarily due to lower variable interest rates on the revolving credit facility versus the prior year. Other operating expenses increased by $96,085 or 77.8% for the six months ended June 2003 over the prior year. The primary contributors of this increase included a $28,291 increase in insurance expense and a $59,268 increase in property management fees related to increased monthly management fees and the termination fee paid to Insignia in May 2003.

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

PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

         (a)       Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-B)

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.30:	Commercial Property Management Agreement for One Financial Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

         (b)       Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the second fiscal quarter.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: EBS Building, L.L.C. By: FTI Consulting, as Manager
By:	/s/ Keith F. Cooper
Keith F. Cooper, Senior Managing Director

Date: August 14, 2003

Exhibit Index

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.30:	Commercial Property Management Agreement for One Financial Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.