Form 10QSB
period 2003-09-30
EBS BUILDING LLC
filed 2003-11-14
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes                 No      X

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

EBS BUILDING, L.L.C. Balance Sheets

	September 30, 2003 (unaudited)	December 31, 2002
Assets Rental property, net	$ 25,055,631	$ 25,646,046
Cash - operating	899,192	1,138,043
Security deposit escrow	10,439	10,381
Tax and insurance escrow	441,628	163,355
Rents receivable	1,204,568	1,051,297
Prepaid expenses	126,789	80,721
Lease commissions, net	1,853,483	2,047,564
Loan costs, net	89,337	135,630
Deposits	202	202

Total assets	$ 29,681,269	$ 30,273,239

Liabilities
Note payable	$ 15,064,375	$ 16,853,140
Accounts payable	318	43,675
Accrued expenses	530,121	288,196
Tenant security deposits	9,477	9,902

Total liabilities	15,604,291	17,194,913

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at September 30, 2003 and
December 31, 2002)	–	–
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(5,733,544)	(6,732,196)

Total members' equity	14,076,978	13,078,326

Total liabilities and members' equity	$ 29,681,269	$ 30,273,239

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statements of Operations

	For the 3 months ended		For the 9 months ended
	Sept. 30, 2003 (unaudited)	Sept. 30, 2002 (unaudited)	Sept. 30, 2003 (unaudited)	Sept. 30, 2002 (unaudited)
Income: Rent	$ 1,529,314	$ 1,208,004	$4,632,940	$ 2,869,375
Other	175,050	127,589	830,287	394,038

Total income	1,704,364	1,335,593	5,463,227	3,263,413

Expenses:
Maintenance	316,289	277,863	784,874	906,340
Professional fees	138,906	110,468	431,484	379,594
Utilities	211,674	227,737	543,474	556,704
General and administrative	111,250	153,123	370,158	454,052
Depreciation and amortization	449,403	449,412	1,348,209	1,236,606
Real estate taxes	99,999	99,999	300,997	299,997
Interest expense	121,365	160,740	395,027	472,635
Other operating expenses	79,268	85,473	290,352	208,995

Total expenses	1,528,154	1,564,815	4,464,575	4,514,923

Net Income (Loss)	$ 176,210	$ (229,222)	$ 998,652	$ (1,251,510)

Net income (loss) per Class A Unit -	$ 0.02	$ (0.02)	$ 0.10	$ (0.13)
basic and diluted

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statements of Changes in Members' Equity For the Nine Months Ended September 30, 2003

	Class A Membership Units	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$ 19,810,522	$ (6,732,196)	$ 13,078,326

Net Income (unaudited)	–	–	998,652	998,652

Balance, Sept. 30, 2003 (unaudited)	10,000,000	$ 19,810,522	$ (5,733,544)	$ 14,076,978

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statements of Cash Flows

	For the 9 months ended Sept. 30, 2003 (unaudited)	For the 9 months ended Sept. 30, 2002 (unaudited)
Cash flows from operating activities: Net income (loss)	$ 998,652	$ (1,251,510)
Reconciliation of net income (loss) to cash flows provided by
(used in) operating activities:
Depreciation and amortization	1,348,209	1,236,606
Changes in assets and liabilities:
(Increase) in escrows, rents receivable, prepaid
expenses and deposits	(477,669)	(461,985)
Increase in liabilities, excluding note payable	198,142	238,160

Cash flows provided by (used in) operating activities	2,067,334	(238,729)

Cash flows from investing activities:
Payments for lease commissions	(10,566)	–
Additions to rental property	(476,854)	(648,506)

Cash flows used in investing activities	(487,420)	(648,506)

Cash flows from financing activities:
Payments for loan fees	(30,000)	–
(Payments on) proceeds from note payable	(1,788,765)	1,255,811

Cash flows (used in) provided by financing activities	(1,818,765)	1,255,811

Net (decrease) increase in cash	(238,851)	368,576

Cash, beginning of period	1,138,043	198,160

Cash, end of period	$ 898,192	$ 566,736

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Notes to Financial Statements (unaudited) September 30, 2003 and December 31, 2002

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

2.	The following table sets forth the computation of primary and fully diluted earnings (loss) per unit for the periods ended:

	For the 3 Months Ended		For the 9 Months Ended
	Sept. 30, 2003 (unaudited)	Sept. 30, 2002 (unaudited)	Sept. 30, 2003 (unaudited)	Sept. 30, 2002 (unaudited)
Numerator:
Net Earnings/(Loss) - Basic and Diluted	$ 176,210	$ (229,222)	$ 998,652	$ (1,251,510)

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of Potentially Dilutive Units	–	–	–	–

Units Outstanding - Diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted Earnings/(Loss) per Unit	$ 0.02	$ (0.02)	$ 0.10	$ (0.13)

3.	Rental property consists of the following:

	Sept. 30, 2003 (unaudited)	December 31, 2002

Land	$ 2,250,520	$ 2,250,520
Building	17,765,629	17,765,629
Building Improvements	1,507,154	1,507,154
Tenant Improvements	8,806,810	8,806,810
Construction in progress	476,854	–

	30,806,967	30,330,113
Less Accumulated Depreciation	5,751,336	4,684,067

	$ 25,055,631	$ 25,646,046

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

5.

On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the “Line of Credit”). The Line of Credit, which expires in May 2004, replaced the $12,000,000 line of credit previously extended by FINPRO L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of September 30, 2003, the Company had outstanding borrowings of $15,064,375 under the Line of Credit.

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

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce Bank, N.A. in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility are at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs.

        On May 21, 2003, the Commercial Property Management Agreement between the Company, as Owner, with Insignia/ESG, Inc. (“Insignia”), as Manager, was terminated. Pursuant to the terms of the termination agreement, Insignia was entitled to receive a cancellation fee equal to two times the management fee due and payable to Insignia for services rendered during the month of May 2003. In return, Insignia would waive the 60 day notice requirement for termination without cause as outlined in the original Commercial Property Management Agreement dated December 31, 1997. On May 23, 2003, the Company entered into a new Commercial Property Management Agreement (the “Agreement”) with Colliers Turley Martin Tucker Co. (“Colliers”) to replace Insignia as Manager of the Building. The initial term of the Agreement shall continue through May 31, 2005 with the Owner having the option to extend the term of the Agreement for consecutive, additional periods of one year each. Pursuant to the terms of the Agreement, the Management Fee payable to Colliers shall be paid monthly and will be equal to the greater of 2% of the gross receipts from operations from the preceding calendar month or $6,700 per month.

        During the nine months ended September 30, 2003, the Company’s rental income increased by 61.5%, from $2,869,375 in 2002 to $4,632,940 in 2003. This increase is primarily attributable to the commencement of rental payments on September 1, 2002 by Jacobs Engineering, Inc. The Jacobs Engineering, Inc. lease was entered into on February 22, 2001, however rental payments did not commence until September 1, 2002. Other income increased by $436,249 or 110.7% over the prior year for the nine months ended September 30, 2003. The primary contributor to this increase is additional revenue for parking fees, conference room usage, storage rental and other expenses from the Jacobs Engineering, Inc. lease.

        The Company’s total expenses for the first nine months of 2003 declined by $50,348, or 1.1%, from the prior year. The primary drivers of this decline included lower maintenance costs, general and administrative costs and interest expense. Maintenance expense declined from $906,340 for the first nine months of 2002 to $784,874 for the first nine months of 2003, a 13.4% decrease. This decrease was due to additional maintenance expenses incurred in 2002 for elevator repairs performed as a result of the state inspection. In addition, the janitorial contract was re-bid at the end of 2002 resulting in janitorial cost savings in 2003. General and administrative expenses declined by 18.5% from $454,052 for the nine months ended September 30, 2002 to $370,158 for the nine months ended September 30, 2003. This decrease was primarily attributable to a $61,071 decline in salaries and a $16,278 decline in related salary expenses over the prior year due to a reduction in maintenance staffing. A vacated chief engineer position was filled internally by a supervisor, whose position will not be replaced. Interest expenses declined from $472,635 for the first nine months of 2002 to $395,027 for the first nine months of 2003, a 16.4% decrease. The decline in interest expenses was primarily due to lower variable interest rates on the revolving credit facility versus the prior year. Other operating expenses increased by $81,357 or 38.9% for the nine months ended September 30, 2003 over the prior year. The contributors to this increase included a $16,663 increase in insurance expenses and a $64,694 increase in property management fees related to increased monthly management fees and the termination fee paid to Insignia in May 2003.

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

PART II
OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

         (a)       Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-B)

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.
3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10:	Commercial Property Management Agreement for One Financial Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003 incorporated by reference from the Issuer's Form 10-QSB filed on June 30, 2003, Exhibit 10.30.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

         (b)       Reports on Form 8-K. The Issuer did not file any reports on Form 8-K during the second fiscal quarter.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: EBS Building, L.L.C. By: FTI Consulting, as Manager
By:	/s/ Keith F. Cooper
Keith F. Cooper, Senior Managing Director

Date: November 14, 2003

Exhibit Index

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10:	Commercial Property Management Agreement for One Financial Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003 incorporated by reference from the Issuer's Form 10-QSB filed on June 30, 2003, Exhibit 10.30.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.