Form 10KSB
period 2003-12-31
EBS BUILDING LLC
filed 2004-03-30
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(770) 551-8259

(Issuer’s Telephone Number)

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

Yes ☒	No ☐

     Check if there are no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State the issuer’s revenues for its most recent fiscal year. $7,181,609

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $13,875,3011

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2003, there were 10,000,000 Class A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format (check one): Yes ☐        No ☒

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

     The Members Agreement contemplates that the Company will sell the Building by September 26, 2004, or if not by then, within one or more successive periods of two-years each, as approved by the Bankruptcy Court, immediately following such date. Upon the sale of the Building, the Company will distribute the sale proceeds to the Class A Members in accordance with the terms of the Members Agreement. During 2004, the Company intends to continue actively marketing the Building for sale.

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

     The Building is considered Class A property for real estate investment purposes. According to Colliers Turley Martin Tucker, Inc. (“Colliers”), the vacancy rate in downtown St. Louis for Class A properties was 20.0% as of December 2003. Market concerns include both actual and potential departures of major St. Louis companies and/or divisions of such companies.

     The Company has no employees. The operations of the Company are the responsibility of the manager of the Company (the “Manager”). (See Item 9 below).

     The Company entered into an exclusive listing agreement, effective April 21, 2000, (the “Leasing Listing Agreement”) with Colliers for lease origination purposes. The Leasing Listing Agreement granted Colliers the exclusive right to lease office space located within the Building. The original term of the agreement was through October 31, 2001. Subsequent amendments have been made to this agreement to extend the term of the agreement. The fourth amendment to the agreement, effective November 30, 2003, extended the term through November 30, 2004. Colliers receives certain commissions for its leasing work, which commissions range from 1.65% to 5% of gross rentals, depending on the presence or absence of certain variables. In fiscal 2003, Colliers earned $126,448 in commissions. Prior to entering into the Leasing Listing Agreement with Colliers, the Company engaged Insignia/ESG, Inc. as the listing agent for the Building.

     The Company entered into an additional exclusive listing agreement (the “Marketing Listing Agreement”), effective December 10, 2001, with Colliers, which agreement granted Colliers the exclusive right to sell the Building. The term of the agreement was through August 31, 2002. This agreement which was subsequently amended, effective September 1, 2002, extended the term through December 31, 2002. Upon the sale of the Building, a commission of 1.0% of the gross sales price, up to $38 million, plus 5.0% of the gross sales price in excess of $38 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. This agreement expired on December 31, 2002.

     In an effort to reinitiate marketing efforts for the Building, the Company entered into a new exclusive listing agreement (the “Subsequent Marketing Listing Agreement”), effective March 4, 2004, with Colliers, which agreement granted Colliers the exclusive right to sell the Building. The term of the Subsequent Marketing Listing Agreement is through August 1, 2004. Upon the sale of the Building, a commission of 1.25% of the Net Sales Price1, up to $34 million, plus 5% of the Net Sales Price in excess of $34 million up to $37 million, plus 7% of the Net Sales Price in excess of $37 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. In conjunction with the Subsequent Marketing Listing Agreement, Colliers entered into an advisory agreement, effective March 4, 2004, (the “Advisory Agreement”) with Secured Capital Corp. (“SCC”), which granted SCC the right to market the Building to investors on a national basis. The term of the agreement is co-terminus with the Subsequent Marketing Listing Agreement. Upon the sale of the Building, Colliers must pay SCC a fee equal to 80% of the gross commission paid by the Company to Colliers. In addition, SCC will receive reimbursement from the Company for marketing expenses in an amount not to exceed $40,000.

     The Company entered into an amended commercial property management agreement, effective April 6, 2000, (the “Insignia Agreement”) with Insignia/ESG, Inc. (“Insignia”). The Insignia Agreement engaged Insignia to manage and operate the Building in consideration of certain management fees. Additionally, Insignia received a construction management fee with respect to non-routine capital improvements in the Building. The Company reimbursed Insignia for its on-site employee salaries, bonuses and benefits and its out of pocket costs incurred in connection with its services. Insignia was also provided free rental of furnished office space in the Building. In fiscal 2003, in connection with its management and operation of the Building, Insignia earned $283,274 in fees, benefits and expense reimbursements.

1 Defined as the Gross Sales Price received by the Company less an allowance provided to the buyer for roof repair or replacement.

     On May 21, 2003, the Commercial Property Management Agreement between the Company and Insignia was terminated. Pursuant to the terms of the termination agreement, Insignia was entitled to receive a cancellation fee equal to two times the management fee due and payable to Insignia for services rendered during the month of May 2003. In return, Insignia would waive the 60 day notice requirement for termination without cause as outlined in the original Commercial Property Management Agreement dated December 31, 1997. On May 23, 2003, the Company entered into a new Commercial Property Management Agreement (the “Colliers Agreement”) with Colliers to replace Insignia as property manager of the Building (the “Property Manager”). The initial term of the Colliers Agreement shall continue through May 31, 2005 with the Company having the option to extend the term of the Colliers Agreement for consecutive, additional periods of one year each. Pursuant to the terms of the Colliers Agreement, the management fee payable to Colliers shall be paid monthly and will be equal to the greater of 2% of the gross receipts from operations from the preceding calendar month or $6,700 per month. In fiscal 2003, Colliers, as the Property Manager, earned $294,351 in fees, benefits and expense reimbursements.

     During fiscal year 2003, Heitman Capital Management LLC (“Heitman”) provided asset management consulting and brokerage services to the Company. Such services included oversight of the management and leasing of the Building as well as assisting with the financing and disposition of the Building. The Heitman agreement expired on September 25, 2002, but provided for automatic renewals for one-year additional periods, unless terminated by the parties. Heitman receives an asset management fee of $20,833 per month as well as reimbursement of certain expenses.

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

Item 2. Description of Property.

     The Building is a twelve-floor office building with 434,136 square feet of rentable space, which square footage includes 9,393 square feet of meeting rooms and 13,008 square feet of mezzanine space, and which also has a subterranean parking garage containing 198 parking spaces. The Building is located at 501 N. Broadway, St. Louis, Missouri. The Building was formerly the headquarters building of Edison and was deeded to the Company by quit claim deed on September 26, 1997. The Building was built in 1985. The Building primarily derives income from the rental of office space. The tenants in the Building provide the following types of services: accounting, engineering design, architectural design, legal, insurance and brokerage.

     The Company does not own any real estate other than the Building, and will not otherwise invest in interests in real estate or real estate mortgages. The Building is the only property in which the Company has an interest.

     The Company believes that the Building is adequately insured. Fireman’s Fund Insurance Company, National Surety, American Insurance Co. and Great American Insurance Company provide property insurance for the Building.

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

     On February 22, 2001, the Company entered into an eleven-year lease with Jacobs Engineering Group Inc. (“Jacobs”), an engineering design firm, for 161,892 square feet of rentable office space. On August 16, 2001, the Jacobs lease was amended to increase total square footage to 174,768, or approximately 40% of the total square footage. In addition, the Jacobs lease specifies that 3,587 square feet of mezzanine space will be leased as storage space at an annual rental rate of $10.00 per square foot. The Jacobs lease, which commenced on October 22, 2001 and expires on September 30, 2012, provided for eleven months of free rent upon commencement of the lease and annual rent ranging from $2,903,763 to $3,265,949 thereafter. Rent payments commenced on September 1, 2002. In addition, the Company incurred lease commission costs of approximately $1,251,432 and tenant improvement costs estimated at approximately $4,536,514 in connection with the Jacobs lease. Such costs have been capitalized and will be amortized over the term of the Jacobs lease.

     As of December 31, 2003, the annual average rental rate of all tenants is $16.34 per square foot. Annual average rental rate as of December 31, 2002 was $16.57. The Building’s total occupancy as of December 31, 2003 is 91.2%.

     The following table sets forth certain information with respect to the leases in the Building as of December 31, 2003:

	Number of		Annual Rent as of	Current % of Gross
Year	Expirations	Square Footage	12/31/03	Annual Rent
2005	1	5,142	$110,048	1.8%
2006	3	39,733	$680,097	11.2%
2008	3	23,106	$415,712	6.9%
2009	1	32,000	$380,749	6.3%
2011	1	96,000	$1,568,000	25.9%
2012	1	178,355	$2,903,763	47.9%

     On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs. The Credit Facility has a maturity date of May 31, 2004, when all of the remaining outstanding principal balance and interest is due and payable. The Company is actively trying to sell the Building by the end of May 2004. If the Company is unsuccessful in selling the Building prior to the maturity date of the Credit Facility, the Company will pursue either an extension of financing with Commerce Bank or obtain alternative financing with another lender.

     The net federal tax basis of the Building approximates $21,579,209 (gross cost of $27,253,288 less accumulated depreciation of $5,674,079). Included in the net federal tax basis is land cost of $1,222,815. Assets are depreciated on a straight line basis over 38 years. The depreciation allowance is calculated using the federal method of depreciation and recovery periods applicable for the year the assets were placed into service.

     The real estate tax rate for the calendar year 2003 was 7.0865% and the real estate taxes paid for the Building were $387,977.

Item 3. Legal Proceedings.

     The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding(s) being contemplated by any governmental authority against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of the Class A Members during the fiscal year ended December 31, 2003.

PART II

Item 5. Market Price for Common Equity and Other Shareholder Matters.

     As of December 31, 2003, there were approximately 2,009 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units.

     The Company has not declared or paid any cash distributions on any of its Class A or B Units during the fiscal year ended December 31, 2003. The Members Agreement provides that the Manager will distribute the net profits of the Company to the Class A and B Members in proportion to their respective Class A and B Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. All distributions are subject to a determination by the Manager that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose. Currently, the Company’s line of credit precludes any distributions to Members other than as payment for services rendered.

     All of the Class B Units have been exchanged by Edison for Class A Units, and such Class A Units have been distributed by Edison to the holders of Allowed General Unsecured Claims of Edison in accordance with the provisions of the Member’s Agreement.

     All Class A Units are freely tradable by persons other than “affiliates” of the Company without restriction under the Securities Act of 1933, as amended (the “Securities Act”). The Class A Units held by affiliates may not be sold unless registered under the Securities Act or unless an exemption from registration, such as Rule 144, is available. In general, under Rule 144 each affiliate may sell, within any period of three months, a number of Class A Units up to the greater of 1% of the then outstanding Class A Units or the average weekly trading volume of Class A Units reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the sale. The Company does not know whether any sales of Class A Units will be so reported. Sales under Rule 144 are also subject to certain restrictions relating to manner of sale, notice and the availability of current public information about the Company.

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

     During the forthcoming twelve months of operations, the Company intends to continue owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building. Further, the Company intends to continue actively marketing the Building for sale during the forthcoming twelve months, as well as continue to secure additional tenant leasing agreements.

     On May 31, 2001, the Company entered into the Credit Facility with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs. The Credit Facility has a maturity date of May 31, 2004, when all of the remaining outstanding principal balance and interest is due and payable. The Company is actively trying to sell the Building by the end of May 2004. If the Company is unsuccessful in selling the Building prior to the maturity date of the Credit Facility, the Company will pursue either an extension of financing with Commerce Bank or obtain alternative financing with another lender.

     During the twelve months ended December 31, 2003, the Company’s rental income increased by approximately 38.5% over the prior year, from $4.5 million during 2002 to $6.2 million in 2003. This increase is due to the Jacobs Lease entered into on February 22, 2001. Rental payments did not commence until September 1, 2002, therefore 2003 contains a full year of rental payments under such lease. Total income increased by approximately 44.3%, from $5.0 million during 2002 to $7.2 million in 2003 due primarily to revenue from parking, conference room usage, storage rental and other expenses from the Jacobs Lease.

     The Company’s total expenses increased by 5.5% from prior year expenses. This is primarily driven by increases in the other operating expenses, maintenance expenses, depreciation and amortization and professional fee categories. Other operating expenses rose 55.7% from $304,175 in 2002 to $473,613 in 2003. The increase is due primarily to higher insurance costs and increased property management fees related to increased monthly management fees and the termination fee paid to Insignia in May 2003. A portion of the increased insurance costs is due to an overlapping of premiums from the new insurance policy through Colliers and the original policy through Insignia. A portion of the overlapping premium is expected to be refunded during 2004. Maintenance expenses increased by 15.7% over prior year from $1,179,629 in 2002 to $1,364,792 in 2003. This was due primarily to increased occupancy in the Building and upgrade projects such as garage lighting, elevator hall lantern upgrades, restroom renovations and conference room renovations. Depreciation and amortization expenses increased from $1,685,972 in 2002 to $1,808,325 in 2003, a 7.3% increase. This is primarily attributable to an increase in depreciable assets including tenant improvements and construction in progress. Professional fees increased by 12.0% from $530,761 in 2002 to $594,207 in 2003. This was primarily driven by higher legal fees from an increase in leasing activity in 2003.

     Interest and finance fees and general and administrative costs experienced the largest declines over the prior year. Interest and finance fees declined by 18.5% over the prior year from $646,352 in 2002 to $526,550 in 2003. This was driven by lower variable interest rates on the Credit Facility compared to the prior year. General and administrative costs decreased from $611,065 in 2002 to $527,327 in 2003, a 13.7% decrease. This was primarily due to a decline in salaries and related salary expenses. A chief engineer position that was vacated was filled internally, eliminating such salary and related expenses.

Item 7. Financial Statements.

     The financial statements of the Company are submitted as a separate section of this report on Form 10-KSB on pages F-1 through F-10 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in the Company’s independent public accountants since the formation of the Company, and no disagreements with such accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 8A. Controls and Procedures

     (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the company’s periodic SEC filings.

     (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Registrant is a limited liability company and has no officers, directors, or direct employees and as such the registrant is not required to and has not adopted a formal code of ethics as defined in Section 406 of the Sarbanes-Oxley Act of 2002. In addition, the Company does not have and is not required to have an audit committee financial expert as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

Effective August 30, 2002, PricewaterhouseCoopers LLP was removed as manager of the Company (the “Manager”) and FTI Consulting, Inc. was appointed as the successor Manager. This appointment was due to the acquisition of the Business Recovery Services division of PricewaterhouseCoopers LLP by FTI Consulting, Inc. on August 30, 2002. Prior to August 30, 2002, PricewaterhouseCoopers LLP had served as the Manager since the Company’s inception. The individuals responsible for providing the services of Manager from PricewaterhouseCoopers LLP were employed within the Business Recovery Services division. In accordance with the terms of Article III of the Members Agreement, the Manager is responsible for all aspects of the Company’s operations, subject to the requirement that the Manager obtain the approval of either the holders of a majority of the Class A Units (the “Requisite Holders”) or the Designation Members (as defined below) before taking certain actions, which actions are specified in Section 3.5.2 of the Members Agreement. The Manager will serve as the Manager until its resignation or removal in accordance with Section 3.8 of the Members Agreement.

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

     As of December 31, 2003, the Manager believes that the following entities are the Designation Members of the Company:

Swiss Bank Corporation 677 Washington Blvd. Stamford, CT 06901

Citibank, N.A. 850 Third Avenue, 12th Floor New York, NY 10022

Contrarian Capital Management, L.L.C. (on behalf of funds for which it acts as general partner) 411 West Putnam Ave., Suite 225 Greenwich, CT 06830

     The Designation Members or Requisite Holders have the power to remove the Manager with or without cause. In addition, the Designation Members have the power to call meetings of Members. Further, the approval of either the Designation Members or the Requisite Holders is required prior to the Manager (i) adopting any annual budget for the Company, (ii) entering into any lease agreement for more than 20,000 square feet and (iii) making or committing to make an expenditure in an aggregate amount exceeding $1,000,000 for additions to the Company’s property, plant or equipment. The approval of the Designation Members or the Requisite Holders is also required before the Manager causes the Company to enter into any contract for sale of the Building.

     As indicated above, the Manager is FTI Consulting, Inc., 1200 Abernathy Road, Suite 1700, 600 Northpark Town Center, Atlanta, Georgia 30328. Keith F. Cooper, a Senior Managing Director of FTI Consulting, is the primary contact for the Manager with respect to the Company.

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

Item 10. Executive Compensation.

     The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated at the greater of $10,000 per month or based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. FTI Consulting, Inc. as Manager was paid $110,000 for fees and expenses in connection with its services as Manager for fiscal year 2003 as well as for the preparation of the Company’s annual and periodic reports. In addition, as of December 31, 2003, the Company owed the Manager $10,232 for unpaid fees and expenses incurred during 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 2003, all of the issued and outstanding Class B Units had been cancelled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 2003, the following entities were the beneficial owners of greater than 5% of the Class A Units.

		Number of
		Class A Units
		Beneficially	Percentage of
Title of Class	Name and Address of Beneficial Owner	Owned	Class
Class A Membership Units	Contrarian Capital Management,	2,388,727 (1)	23.9%
	L.L.C. and/or Contrarian Capital
	Advisors, L.L.C.
	411 West Putnam Ave.
	Suite 225
	Greenwich, CT 06830
Class A Membership Units	Swiss Bank Corporation	1,603,998 (2)	16.0%
	677 Washington Blvd.
	Stamford, CT 06901
Class A Membership Units	Citibank N.A.	1,597,450 (3)	16.0%
	850 Third Avenue
	12th Floor
	New York, NY 10022

		Number of
		Class A Units
		Beneficially	Percentage of
Title of Class	Name and Address of Beneficial Owner	Owned	Class
Class A Membership Units	Loeb Partners Corporation	633,933 (4)	6.3%
	61 Broadway, 24th Floor
	New York, NY 10006
Class A Membership Units	Ingalls & Snyder Value Partners, LP	504,967 (5)	5.0%
	61 Broadway
	New York, NY 10006

(1)	Based on a review of the Company’s records.

(2)	Based on a review of the Company’s records.

(3)	Based on a review of the Company’s records.

(4)	Based on a review of the Company’s records.

(5)	Based on a review of the Company’s records.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	Index to Exhibits.

3.1:	Articles of Organization of the Company filed with the Delaware Secretary of State on September 24, 1997 are hereby incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 is hereby incorporated by reference to the Company’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.23:	Third Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999 is hereby incorporated by reference from Exhibit 10.23 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.24:	Fourth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999 is hereby incorporated by reference from Exhibit 10.24 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.25:	Fifth Amendment to Lease by and among EBS Building, L.L.C., Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated June 11, 2001 is hereby incorporated by reference from Exhibit 10.25 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.26:	Listing Agreement Amendment between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated October 20, 2001 is hereby incorporated by reference from Exhibit 10.26 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.27:	Letter Agreement to Procure Financing by and among Northmarq Capital, Inc., Heitman Real Estate Services Group and EBS Building, L.L.C., dated November 5, 2001 is hereby incorporated by reference from Exhibit 10.27 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.28:	Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated December 10, 2001 is hereby incorporated by reference from Exhibit 10.28 of the Company’s Form 10-KSB for the period ended December 31, 2001.

10.29:	Sixth Amendment to Lease by and between EBS Building, L.L.C. and Edison Brothers Stores, Inc. dated April 28, 2002 is hereby incorporated by reference to Exhibit 10.29 of the Company’s Form 10-QSB for the period ended June 30, 2002.

10:30:	Commercial Property Management Agreement for One Financial Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003 is hereby incorporated by reference to Exhibit 10.30 of the Company’s Form 10-QSB filed on June 30, 2003.

10.31:	Second Amendment to Listing Agreement between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated October 24, 2002

10.32:	Third Amendment to Listing Agreement between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated November 21, 2002

10.33:	Fourth Amendment to Listing Agreement between EBS Building, L.L.C. and Colliers Turley Martin Tucker Company, dated November 30, 2003

10.34:	Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004

10.35:	Advisory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

(b)	Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services.

PRINCIPAL ACCOUNTANT FEES & SERVICES

RBG

Year	2002	2003
Audit Fees	$21,000.00	$21,000.00
Audit Related Fees*	$13,000.00	$9,000.00
Tax Fees	$—	$—
All Other Fees	$—	$—

TOTAL	$34,000.00	$30,000.00

*	Quarterly financial review billlings.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

EBS Building, L.L.C.

By: FTI Consulting, as Manager

By:	/s/ Keith F. Cooper

Keith F. Cooper, Senior Managing Director

Date: March 30, 2004

EBS BUILDING, L.L.C.
FINANCIAL STATEMENTS
DECEMBER 31, 2003

Contents

Page
Independent Auditors’ Report	F-1
Financial Statements
Balance Sheet	F-2
Statement Of Operations	F-3
Statement Of Members’ Equity	F-4
Statement Of Cash Flows	F-5
Notes To Financial Statements	F-6 - F-10

Independent Auditors’ Report

Members
EBS Building, L.L.C.
St. Louis, Missouri

We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 2003 and 2002, and the related statements of operations, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

St. Louis, Missouri
March 5, 2004

Page F- 1

EBS BUILDING, L.L.C.
BALANCE SHEET

	December 31,
	2003	2002
Assets
Rental Property, Net	$25,165,781	$25,646,046

Other Assets
Cash - operating	759,471	1,138,043
Security deposit escrow	10,454	10,381
Tax and insurance escrow	169,442	163,355
Rents receivable	1,247,957	1,051,297
Prepaid expenses	35,059	80,721
Lease commissions, net	1,895,851	2,047,564
Loan costs, net	73,491	135,630
Deposits	202	202

Total Other Assets	4,191,927	4,627,193

	$29,357,708	$30,273,239

Liabilities And Members’ Equity
Liabilities
Note payable	$14,891,507	$16,853,140
Accounts payable	459,508	154,374
Accrued expenses	121,916	177,497
Tenant security deposits	9,476	9,902

Total Liabilities	15,482,407	17,194,913

Members’ Equity
Membership units (Class A - 10,000,000 authorized, issued and outstanding at December 31, 2003 and 2002)	—	—
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(5,935,221)	(6,732,196)

Total Members’ Equity	13,875,301	13,078,326

	$29,357,708	$30,273,239

See the accompanying notes to financial statements.

Page F- 2

EBS BUILDING, L.L.C.
STATEMENT OF OPERATIONS

	For The Years
	Ended December 31,
	2003	2002
Income
Rent	$6,199,051	$4,477,198
Other	982,558	500,269

Total Income	7,181,609	4,977,467

Expenses
Maintenance	1,364,792	1,179,629
Professional fees	594,207	530,761
Utilities	700,390	714,001
General and administrative	527,327	611,065
Interest and finance fees	526,550	646,352
Real estate taxes	389,430	379,941
Other operating expenses	473,613	304,175
Depreciation and amortization	1,808,325	1,685,972

Total Expenses	6,384,634	6,051,896

Net Income (Loss)	$796,975	$(1,074,429)

Income (Loss) Per Membership Unit - Basic And Diluted	$0.08	$(0.11)

See the accompanying notes to financial statements.

Page F- 3

EBS BUILDING, L.L.C.

STATEMENT OF MEMBERS’ EQUITY
For The Years Ended December 31, 2003 And 2002

	Class A		Retained
	Membership	Paid-In	Earnings
	Units	Capital	(Deficit)	Total
Balance (Deficit) - January 1, 2002	10,000,000	$19,810,522	$(5,657,767)	$14,152,755
Net Loss	—	—	(1,074,429)	(1,074,429)

Balance (Deficit) - December 31, 2002	10,000,000	19,810,522	(6,732,196)	13,078,326
Net Income	—	—	796,975	796,975

Balance (Deficit) - December 31, 2003	10,000,000	$19,810,522	$(5,935,221)	$13,875,301

See the accompanying notes to financial statements.

Page F- 4

EBS BUILDING, L.L.C.
STATEMENT OF CASH FLOWS

	For The Years
	Ended December 31,
	2003	2002
Cash Flows From Operating Activities
Net income (loss)	$796,975	$(1,074,429)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,808,325	1,685,972
Change in assets and liabilities:
Decrease in escrows, rents receivable, prepaid expenses and deposits	(157,158)	(316,005)
Increase in liabilities, excluding note payable	249,127	16,070

Net Cash Provided By Operating Activities	2,697,269	311,608

Cash Flows From Investing Activities
Additions to rental property	(942,761)	(627,536)
Payments for lease commissions	(126,447)	—

Net Cash Used In Investing Activities	(1,069,208)	(627,536)

Cash Flows From Financing Activities
Proceeds from note payable	—	1,255,811
Principal payment on note payable	(1,961,633)	—
Payments for loan costs	(45,000)	—

Net Cash Provided By (Used In) Financing Activities	(2,006,633)	1,255,811

Net Increase (Decrease) In Cash	(378,572)	939,883
Cash - Beginning Of Year	1,138,043	198,160

Cash - End Of Year	$759,471	$1,138,043

Supplemental Disclosure Of Cash Flow Information
Interest paid	$515,957	$630,352

See the accompanying notes to financial statements.

Page F- 5

EBS BUILDING, L.L.C.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003 And 2002

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

Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of acquiring, owning, managing, maintaining, repairing, leasing, selling, hypothecating, mortgaging or otherwise dealing with the Building, and for receiving, administering and distributing any disposition proceeds relating thereto. It primarily derives income from the rental of office space. The proceeds from the eventual sale of the Building will be distributed, along with any other Company assets, to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

2.	Summary Of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in evaluating the Company’s financial statements. These policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ESB BUILDING, L.L.C.

Notes To Financial Statements (Continued)

Cash – Operating

Cash – operating consists of an amount held in a demand deposit account in the Company’s name at a highly rated financial institution. Accounts in this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Rents Receivable And Rental Income

Rents receivable and rental income include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Such tenant rents are recognized on a straight-line basis over the term of the leases.

Rents receivable are stated at the amount management expects to collect from balances outstanding at year end. Based on management’s assessment of the credit history of tenants having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year end will be immaterial.

Rental Property

Rental property includes land, building, building improvements and tenant improvements. Land and building were recorded at their carryover basis from Edison (i.e., Edison’s historical book value) at September 26, 1997. Maintenance, repairs and minor improvements are expensed as incurred. The building and building improvements are depreciated using the straight-line method over their estimated useful lives of 38 years. Tenant improvements are depreciated over the term of the tenant’s lease.

Lease Commissions

Lease commissions are capitalized and amortized over the terms of the related leases.

Loan Costs

Loan costs in connection with building financing, including loan commitment fees, legal fees and closing costs have been capitalized and are amortized over the term of the loan.

ESB BUILDING, L.L.C.

Notes To Financial Statements (Continued)

Rental Income And Operating Expenses

Rental income and operating expenses are recorded on the accrual basis of accounting.

Income Taxes

The Company is not subject to income taxes. Instead, the members report their distributive share of the Company’s profits and losses on their respective income tax returns.

3.	Rental Property

Rental property includes the following:

	2003	2002
Land	$2,250,520	$2,250,520
Building	17,765,629	17,765,629
Building improvements	1,507,154	1,507,154
Tenant improvements	8,806,810	8,806,810
Construction in progress - building improvements	416,453	—
Construction in progress - tenant improvements	526,310	—

	31,272,876	30,330,113
Less: Accumulated depreciation	6,107,095	4,684,067

	$25,165,781	$25,646,046

The Building is located in downtown St. Louis, Missouri, and is primarily leased to various businesses for office space. The Building has 434,136 square feet of rentable space. At December 31, 2003, the Building had eleven tenants leasing approximately 396,000 square feet for an occupancy rate of 91%.

The following summarizes certain major tenants’ information at December 31, 2003 and 2002:

	2003	2002
Stifel Nicolaus & Company
Percentage of leaseable space	22%	22%
Square feet occupied	96,000	96,000
Jacobs Engineering
Percentage of leaseable space	41%	41%
Square feet occupied	178,355	178,355

ESB BUILDING, L.L.C.

Notes To Financial Statements (Continued)

At December 31, 2003, minimum payments receivable under noncancellable operating lease agreements are as follows:

Year	Amount
2004	$6,315,598
2005	6,365,072
2006	5,900,207
2007	5,834,958
2008	5,850,278
Thereafter	16,544,039

$46,810,152

4.	Note Payable

Effective May 31, 2001 the Company entered into a new Credit Facility Agreement to provide financing in an amount not to exceed $18,600,000. The note bears interest at an annual rate equal to the 90-day LIBOR rate plus 190 basis points. In connection with this financing, the Company paid a commitment fee of $100,000. Also, there are additional fees in connection with the loan that are due and payable throughout the term of the loan. The note payable is secured by a first lien on the rental property and an assignment of leases and rental income. Payments are for interest only until September 2002, when all positive cash flows for each one-month period are payable to the bank until the maturity date on May 31, 2004, when all of the remaining outstanding principal balance and interest is due and payable. At December 31, 2003, the Company had outstanding borrowings of $14,891,507.

Interest expense incurred was $ 510,550 in 2003 and $630,352 in 2002.

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

ESB BUILDING, L.L.C.

Notes To Financial Statements (Continued)

During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 2003 and 2002, there were 10,000,000 Class A Membership Units outstanding.

6.	Subsequent Event

In an effort to reinitiate marketing efforts for the Building, the Company entered into a new exclusive listing agreement effective March 4, 2004, with Colliers Turley martin Tucker (“Colliers”), which agreement granted Colliers the exclusive right to sell the Building. The term of the agreement is through August 1, 2004. In conjunction with the listing agreement, Colliers entered into an advisory agreement, effective March 4, 2004, with Secured Capital Corp. (SCC), which granted SCC the right to market the Building to investors on a national basis. The term of the agreement is co-terminus with the listing agreement. As of March 5, 2004, an offer for the purchase of the building had not been accepted.