Form 10QSB
period 2004-03-31
EBS BUILDING LLC
filed 2004-05-14
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes                 No      X

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C. Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003
Assets Rental property, net	$ 24,804,065	$ 25,136,102
Cash - operating	1,164,715	759,471
Security deposit escrow	10,464	10,454
Tax and insurance escrow	268,703	169,442
Rents receivable	1,263,150	1,247,957
Prepaid expenses	–	70,059
Lease commissions, net	1,822,359	1,895,851
Loan costs, net	978	38,491
Deposits	202	202

Total assets	$ 29,334,636	$ 29,328,029

Liabilities
Note payable	$ 14,891,507	$ 14,891,507
Accounts payable	–	429,829
Accrued expenses	249,299	121,916
Tenant security deposits	23,422	9,476

Total liabilities	15,164,228	15,452,728

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at March 31, 2004 and
December 31, 2003)	–	–
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(5,640,114)	(5,935,221)

Total members' equity	14,170,408	13,875,301

Total liabilities and members' equity	$ 29,334,636	$ 29,328,029

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statement of Operations

	For the 3 months ended March 31, 2004 (unaudited)	For the 3 months ended March 31, 2003 (unaudited)
Income: Rent	$ 1,573,449	$ 1,571,902
Other	161,788	531,463

Total income	1,735,237	2,103,365

Expenses:
Maintenance	271,131	236,274
Professional fees	140,599	113,706
Utilities	152,681	171,627
General and administrative	118,449	153,061
Depreciation & amortization	456,736	449,403
Real estate taxes	99,000	99,999
Interest expense	101,444	139,849
Other operating expenses	70,090	103,117
Other expense	30,000	–

Total expenses	1,440,130	1,467,036

Net income	$ 295,107	$ 636,329

Net income per Class A Unit - basic and diluted	$0.03	$0.06

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statement of Changes in Members' Equity For the Three Months Ended March 31, 2004

	Class A Membership Units	Paid In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2003	10,000,000	$ 19,810,522	$ (5,935,221)	$ 13,875,301

Net income (unaudited)	–	–	295,107	295,107

Balance, March 31, 2004 (unaudited)	10,000,000	$ 19,810,522	$ (5,640,114)	$ 14,170,408

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statement of Cash Flows

	For the 3 months ended March 31, 2004 (unaudited)	For the 3 months ended March 31, 2003 (unaudited)
Cash flows from operating activities: Net income	$ 295,107	$ 636,329
Reconciliation of net income to cash flows
provided by operating activities:
Depreciation & amortization expense	456,736	449,403
Changes in operating assets and liabilities:
(Increase) in escrows, rents receivable,
prepaid expenses and deposits	(34,405)	(155,373)
Increase/(decrease) in liabilities, excluding note payable	(318,180)	123,574

Cash flows provided by operating activities	399,258	1,053,933

Cash flows from investing activities:
Payments for lease commissions	–	(10,566)
Additions to rental property	5,986	(404,054)

Cash flows provided/(used) by investing	5,986	(414,620)
activities

Cash flows from financing activities:
Proceeds from note payable	–	–

Cash flows provided by financing activities	–	–

Net increase in cash	405,244	639,313

Cash, beginning of period	759,471	1,138,043

Cash, end of period	$ 1,164,715	$ 1,777,356

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Notes to Financial Statements (unaudited) March 31, 2004 and December 31, 2003

1.

The accompanying unaudited financial statements of EBS Building, L.L.C. (the “Company”), in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed on March 30, 2004.

2.	The following table sets forth the computation of basic and diluted earnings per unit for the periods ended:

	For the 3 Months Ended March 31, 2004 (unaudited)	For the 3 Months Ended March 31, 2003 (unaudited)

Numerator: Net Earnings - Basic and Diluted	$ 295,107	$ 636,329

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000
Effect of Potentially Dilutive Units	–	–

Units Outstanding - Diluted	10,000,000	10,000,000

Basic and Diluted Earnings per Unit	$ 0.03	$ 0.06

3.	Rental property consists of the following:

	March 31, 2004 (unaudited)	December 31, 2003

Land	$ 2,250,520	$ 2,250,520
Building	17,765,629	17,765,629
Building Improvements	1,477,475	1,477,475
Tenant Improvements	8,806,810	8,806,810
Construction in progress	966,456	942,763

	31,266,890	31,243,197
Less Accumulated Depreciation	6,462,825	6,107,095

	$ 24,804,065	$ 25,136,102

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

EBS BUILDING, L.L.C. Notes to Financial Statements (unaudited) March 31, 2004 and December 31, 2003

5.	Certain 2003 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2003.

6.

On May 31, 2001, the Company entered into an $18,600,000 revolving line of credit with Commerce Bank, N.A. (the “Line of Credit”). The Line of Credit, which expires in May 2004, replaces the $12,000,000 line of credit previously extended by FINPRO. L.L.C., which became due and payable on May 31, 2001. The Company uses the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of March 31, 2004, the Company had outstanding borrowings of $14,891,507 under the Line of Credit.

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

        In an effort to reinitiate marketing efforts for the Building, the Company entered into a new exclusive listing agreement (the “Subsequent Marketing Listing Agreement”), effective March 4, 2004, with Colliers Turley Martin Tucker, Inc. (“Colliers”), which agreement granted Colliers the exclusive right to sell the Building. The term of the Subsequent Marketing Listing Agreement is through August 1, 2004. Upon the sale of the Building, a commission of 1.25% of the Net Sales Price1, up to $34 million, plus 5% of the Net Sales Price in excess of $34 million up to $37 million, plus 7% of the Net Sales Price in excess of $37 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. In conjunction with the Subsequent Marketing Listing Agreement, Colliers entered into an advisory agreement, effective March 4, 2004, (the “Advisory Agreement”) with Secured Capital Corp. (“SCC”), which granted SCC the right to market the Building to investors on a national basis. The term of the agreement is co-terminus with the Subsequent Marketing Listing Agreement. Upon the sale of the Building, Colliers must pay SCC a fee equal to 80% of the gross commission paid by the Company to Colliers. In addition, SCC will receive reimbursement from the Company for marketing expenses in an amount not to exceed $40,000.

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce Bank, N.A in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility are at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. Management believes that funds from operations and the Company’s present availability under its revolving line of credit provide sufficient resources to meet the Company’s present and anticipated financing needs. The Credit Facility has a maturity date of May 31, 2004 (the “Maturity Date”), when all of the remaining outstanding principal balance and interest is due and payable. The Company is actively trying to sell the Building by the end of May 2004. If the Company is unsuccessful in selling the Building prior to the Maturity Date, the Company will pursue either an extension of financing with Commerce Bank or alternative financing with another lender.

1 Defined as the Gross Sales Price received by the Company less an allowance provided to the buyer for roof repair or replacement.

        During the three months ended March 31, 2004, the Company’s rental income increased slightly over the first quarter of the prior year, from $1,571,902 during the first quarter of 2003 to $1,573,449 during the first quarter of 2004. Other income decreased from $531,463 in the first quarter of 2003 to $161,788 in the same period in 2004. This significant decrease in other income was due to the one time termination fee related to the Banker’s Trust lease that was included in other income in the prior year.

        The Company’s total expenses decreased by 1.8% over the first quarter of the prior year, with the largest decreases in other operating expenses, interest expenses and general and administrative expenses. Other operating expenses declined by 32.0% from $103,177 for the three months ended March 31, 2003 to $70,090 for the three months ended March 31, 2004. This decrease was primarily due to a 73.8% decline in insurance expenses due to the negotiation of more favorable insurance rates by Colliers. Interest expenses declined by 27.5% over the prior year from $139,849 in first quarter 2003 to $101,444 in first quarter 2004. This decrease was a result of lower variable interest rates on the Credit Facility compared to the prior year. General and administrative expenses declined from $153,061 in the first quarter of 2003 to $118,449 in the first quarter of 2004, a 22.6% decline. This decrease was mainly due to a decline in maintenance salaries and related benefits expenses and administrative expenses. The decline in salaries and related benefits expenses resulted from a chief engineer position being vacated and filled internally.

        Professional fees and maintenance expenses experienced the largest increase over the prior year. Professional fees increased by 23.7% from $113,706 in the first quarter of 2003 to $140,599 in the first quarter of 2004. This was primarily driven by higher legal fees from an increase in leasing and marketing activity in the first quarter of 2004. Maintenance expenses increased from $236,274 for the three months ended March 31, 2003 to $271,131 for the same period in 2004 due to the deferral of various maintenance projects in the first quarter of 2003 into later quarters of the year.

Item 3.    Controls and Procedures

        As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

10.34:

Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference from the Issuer's Form 10-KSB filed on March 30, 2004, Exhibit 10.34.

10.35:

Advistory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference from the Issuer's Form 10-KSB filed on March 30, 2004, Exhibit 10.35.

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

Date: May 14, 2004

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

10.34:

Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference from the Issuer's Form 10-KSB filed on March 30, 2004, Exhibit 10.34.

10.35:

Advistory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference from the Issuer's Form 10-KSB filed on March 30, 2004, Exhibit 10.35.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.