Form 10QSB
period 2004-06-30
EBS BUILDING LLC
filed 2004-08-16
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-24167
EBS Building, L.L.C.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	43-1794872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o FTI Consulting, One Atlantic Center, 1201 W. Peachtree St., Suite 500, Atlanta, GA 30309
(Address of Principal Executive Offices)
(404) 460-6259
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

Yes                 No      X

Part I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

EBS BUILDING, L.L.C.
Balance Sheets

	June 30, 2004 (unaudited)	December 31, 2003
Assets Rental property, net	$ 24,473,147	$ 25,165,781
Cash - operating	1,796,684	759,471
Security deposit escrow	10,475	10,454
Tax and insurance escrow	172,537	169,442
Rents receivable	1,360,590	1,247,957
Prepaid expenses	103,386	35,059
Lease commissions, net	1,797,190	1,895,851
Loan costs, net	–	73,491
Deposits	202	202

Total assets	$ 29,714,211	$ 29,357,708

Liabilities
Note payable	$ 14,625,786	$ 14,891,507
Accounts payable	–	459,508
Accrued expenses	374,162	121,916
Tenant security deposits/Prepaid rent	103,688	9,476

Total liabilities	15,103,636	15,482,407

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at June 30, 2004 and
December 31, 2003)	–	–
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	(5,199,947)	(5,935,221)

Total members' equity	14,610,575	13,875,301

Total liabilities and members' equity	$ 29,714,211	$ 29,357,708

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Operations

	For the 3 months ended		For the 6 months ended

	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)	June 30 2004 (unaudited)	June 30, 2003 (unaudited)
Income: Rent	$ 1,665,628	$ 1,531,724	$ 3,239,077	$ 3,103,626
Other	154,843	123,774	316,631	655,237

Total income	1,820,471	1,655,498	3,555,708	3,758,863

Expenses:
Maintenance	358,703	232,311	629,833	468,585
Professional fees	175,094	178,872	315,693	292,579
Utilities	130,024	160,174	282,704	331,801
General and administrative	115,011	97,322	263,461	250,383
Depreciation and amortization	431,671	449,403	888,407	898,806
Real estate taxes	99,000	100,999	198,000	200,998
Interest expense	88,610	133,814	190,054	273,662
Other operating expenses	(17,809)	116,491	52,282	219,607

Total expenses	1,380,304	1,469,386	2,820,434	2,936,421

Net Income	$ 440,167	$ 186,112	$ 735,274	$ 822,442

Net income per Class A Unit -
basic and diluted	$ 0.04	$ 0.02	$ 0.07	$ 0.08

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Changes in Members’ Equity
For the Six Months Ended June 30, 2004

	Class A Membership Units	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2003	10,000,000	$19,810,522	$(5,935,221)	$13,875,301
Net Income (unaudited)	–	–	735,274	735,274

Balance, June 30, 2004 (unaudited)	10,000,000	$19,810,522	$(5,199,947)	$14,610,575

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Cash Flows

	For the 6 months ended June 30, 2004 (unaudited)	For the 6 months ended June 30, 2003 (unaudited)
Cash flows from operating activities: Net income	$ 735,274	$ 822,442
Reconciliation of net income to cash flows
provided by operating activities:
Depreciation and amortization	888,407	898,806
Changes in operating assets and liabilities:
(Increase) in escrows, rents receivable, prepaid expenses and
deposits	(139,077)	(287,271)
Increase/(decrease) in liabilities, excluding note payable	(113,050)	56,309

Cash flows provided by operating activities	1,371,554	1,490,286

Cash flows from investing activities:
Payments for lease commissions	(50,006)	(10,566)
Additions to rental property	(18,614)	(458,903)

Cash flows used in investing activities	(68,620)	(469,469)

Cash flows from financing activities:
Payment on note payable	(265,721)	–

Cash flows used by financing activities	(265,721)	–

Net increase in cash	1,037,213	1,020,817
Cash, beginning of period	759,471	1,138,043

Cash, end of period	$ 1,796,684	$ 2,158,860

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited)
June 30, 2004 and December 31, 2003

1.

The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed on March 30, 2004.

2.	The following table sets forth the computation of primary and fully diluted earnings per unit for the periods ended:

	For the 3 Months Ended		For the 6 Months Ended
	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)	June 30, 2004 (unaudited)	June 30, 2003 (unaudited)
Numerator:
Net Earnings - Basic and Diluted	$ 440,167	$ 186,112	$ 735,274	$ 822,442

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of Potentially Dilutive Units	–	–	–	–

Units Outstanding - Diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted Earnings per Unit	$ 0.04	$ 0.02	$ 0.07	$ 0.08

3.	Rental property consists of the following:

	June 30, 2004 (unaudited)	December 31, 2003

Land	$ 2,250,520	$ 2,250,520
Building	17,765,629	17,765,629
Building Improvements	1,477,475	1,507,154
Tenant Improvements	8,806,810	8,806,810
Construction in progress	991,056	942,763

	31,291,490	31,272,876
Less Accumulated Depreciation	6,818,343	6,107,095

	$24,473,147	$25,165,781

The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 years. Tenant improvements are depreciated over the term of the tenant’s lease.

4.

Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease.

5.	Certain 2003 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2004.

6.

On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the “Line of Credit”). The Line of Credit, which expires in November 2004, replaced the $12,000,000 line of credit previously extended by FINPRO. L.L.C. which became due and payable on May 31, 2001. The Company presently intends to use the Line of Credit for working capital needs, tenant improvements and lease commissions. Borrowings under the Line of Credit bear interest at a rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. As of June 30, 2004, the Company had outstanding borrowings of $14,625,786 under the Line of Credit.

The Line of Credit had a maturity date of May 31, 2004, when all of the remaining outstanding principal balance and interest was due and payable. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (“Extension Agreement”) with Commerce to extend the maturity date of its line of credit from May 31, 2004 to November 30, 2004.

The Company recently completed the sale of the Building on August 6, 2004 to Triple Net Properties, LLC (“Triple Net”) pursuant to the Purchase and Sale Agreement between Triple Net and EBS Building, L.L.C. dated June 17, 2004. All outstanding borrowings and interest under the line of credit were repaid as of August 10, 2004, with the net proceeds from the sale of the Building.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

        During the forthcoming twelve months of operations, EBS Building, L.L.C. (the “Company”), intends to implement a wind down plan to pursue the distribution of the proceeds from the sale of the building located at 501 North Broadway, St. Louis, Missouri (the “Building”), to the existing shareholders of the Company.

        On June 17, 2004, the Company entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Triple Net Properties, LLC (“Triple Net”), for the sale of the Building to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the “Sale”). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Collier Turley Martin Tucker, Inc. (“Colliers”), Secured Capital Corp. (“SCC”) and Heitman Capital Management, LLC (“Heitman”). Certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney’s fees, recording fees and escrow charges. The proceeds after all adjustments and fees was $35,508,698. As of August 10, 2004, the outstanding principal and interest under the Commerce Bank, N.A. (“Commerce”) Credit Facility in the amount of $14,655,646 was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale was $20,853,052.

        The Company entered into a new exclusive listing agreement (the “Subsequent Marketing Listing Agreement”), effective March 4, 2004, with Colliers, which granted Colliers the exclusive right to sell the Building. The terms of the Subsequent Marketing Listing Agreement which expired on August 1, 2004, provided that upon the Sale, a commission of 1.25% of the Net Sales Price1, up to $34 million, plus 5% of the Net Sales Price in excess of $34 million up to $37 million, plus 7% of the Net Sales Price in excess of $37 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. In conjunction with the Subsequent Marketing Listing Agreement, Colliers entered into an advisory agreement, effective March 4, 2004, (the “Advisory Agreement”) with SCC, which granted SCC the right to market the Building to investors on a national basis. The term of the Advisory Agreement expired on August 1, 2004. Upon the Sale, Colliers must pay SCC a fee equal to 80% of the gross commission paid by the Company to Colliers. In addition, SCC will receive reimbursement from the Company for marketing expenses in an amount not to exceed $40,000.

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (“Extension Agreement”) with Commerce to extend the maturity date of its credit facility from May 31, 2004 to November 30, 2004.

1Defined as the Gross Sales Price received by the Company less an allowance provided to the buyer for roof repair or replacement.

        During the six months ended June 30, 2004, the Company’s rental income increased by 4.4% versus the first six months of the prior year, from $3,103,626 during the first half of 2003 to $3,239,077 during the first half of 2004. This increase is primarily driven by the commencement of the Federal Reserve rental payments in November 2003 and additional revenue from the expansion of rental space under the lease agreement with Baird, Kurtz & Dobson. Other income decreased by $338,606 or 51.7% over prior year for the six months ending June 2004. This decrease in other income is due to the one time termination fee related to the lease with Banker’s Trust that was included in other income in the prior year.

        The Company’s total expenses for the first six months of 2004 declined by $115,987 or 3.9% versus the prior year. This decline was mainly due to a decline in utility expenses, interest expense and other operating expenses. Utility expenses declined by $49,097, or 14.8%, for the first six months of 2004 versus the prior year. This decline is driven by energy efficiencies achieved after the chillers were rebuilt and through energy management measures put in place by Colliers. Interest expenses declined by 30.6% over the prior year from $273,662 in the first half of 2003 to $190,054 in the first half of 2004. This decrease was a result of lower variable interest rates on the Credit Facility compared to the prior year. Other operating expenses declined by 76.2% from $219,607 for the six months ended June 30, 2003 to $52,282 for the six months ended June 30, 2004. This decrease was primarily due to an insurance refund received in the second quarter of 2004, which reflected the unearned portion of the 2003 insurance policy that been put in place by Insignia, the former property manager. The total refund received was $89,704. In addition, insurance expenses have declined due to the negotiation of more favorable insurance rates by Colliers.

        Professional fees and maintenance expenses experienced the largest increase over the prior year. Professional fees increased by 7.9% from $292,579 in the first half of 2003 to $315,693 in the first half of 2004. This was primarily driven by higher legal fees from an increase in leasing and marketing activity in the first half of 2004. Maintenance expenses increased from $468,585 for the six months ended June 30, 2003 to $629,833 for the same period in 2004 due to the deferral of various maintenance projects in the first half of 2003 into later quarters of the year.

Item 3.    Controls and Procedures

        As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

10.34:

Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.34.

10.35:

Advisory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.35.

10.36:	Note, Deed of Trust and Loan Document Modification and Extension Agreement by and between EBS Building, L.L.C. and Commerce Bank, N.A., dated as of May 28, 2004.

10.37:	Purchase and Sale Agreement by and between EBS Building, L.L.C. and Triple Net Properties, LLC, dated as of June 17, 2004.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

Date: August 13, 2004

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

10.34:

Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.34.

10.35:

Advisory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.35.

10.36:	Note, Deed of Trust and Loan Document Modification and Extension Agreement by and between EBS Building, L.L.C. and Commerce Bank, N.A., dated as of May 28, 2004.

10.37:	Purchase and Sale Agreement by and between EBS Building, L.L.C. and Triple Net Properties, LLC, dated as of June 17, 2004.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.