Form 10QSB
period 2004-09-30
EBS BUILDING LLC
filed 2004-11-15
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes      X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  September 30, 2004, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes                 No      X

Part I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

EBS BUILDING, L.L.C.
Balance Sheets

	September 30, 2004	December 31, 2004
	(unaudited)
Assets
Rental property, net	$ –	$25,165,781
Cash - operating	–	759,471
Cash - money market	23,505,257	–
Cash - checking	5,891	–
Security deposit escrow	–	10,454
Tax and insurance escrow	–	169,442
Rents receivable	11,400	1,247,957
Insurance refund receivable	89,708	–
Prepaid expenses	–	35,059
Lease commissions, net	–	1,895,851
Loan costs, net	–	73,491
Deposits	–	202

Total assets	$23,612,256	$29,357,708

Liabilities
Note payable	$ –	$ 14,891,507
Accounts payable	–	459,508
Accrued expenses	23,107	121,916
Tenant security deposits/Prepaid rent	–	9,476

Total liabilities	23,107	15,482,407

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at September 30, 2004 and
December 31, 2003)	–	–
Paid-in capital	19,810,522	19,810,522
Retained earnings (deficit)	3,778,627	(5,935,221)

Total members' equity	23,589,149	13,875,301

Total liabilities and members' equity	$23,612,256	$ 29,357,708

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Operations

	For the 3 months ended		For the 6 months ended

	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Rent	$ 622,488	$ 1,529,314	$ 3,861,565	$ 4,632,940
Gain on sale of building	10,374,429	–	10,374,429	–
Other	151,567	175,050	468,197	830,287

Total income	11,148,484	1,704,364	14,704,191	5,463,227

Expenses:
Maintenance	114,177	316,289	744,011	784,874
Professional fees	70,100	138,906	385,794	431,484
Utilities	47,671	211,674	330,375	543,474
General and administrative	1,431,059	111,250	1,694,517	370,158
Depreciation and amortization	350,702	449,403	1,239,109	1,348,209
Real estate taxes	34,150	99,999	232,150	300,997
Interest expense	93,365	121,365	283,419	395,027
Other operating expenses	28,686	79,268	80,968	290,352

Total expenses	2,169,910	1,528,154	4,990,343	4,464,575

Net Income	$ 8,978,574	$ 176,210	$ 9,713,848	$ 998,652

Net income per Class A Unit -
basic and diluted	$ 0.90	$ 0.20	$ 0.97	$ 0.10

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Changes in Members' Equity For the Nine Months Ended September 30, 2004

	Class A Membership Units	Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2003	10,000,000	$ 19,810,522	$ (5,935,221)	$13,875,301
Net Income (unaudited)	–	–	9,713,848	9,713,848

Balance, Sept. 30, 2004 (unaudited)	10,000,000	$ 19,810,522	$ 3,778,627	$ 23,589,149

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Statements of Cash Flows

	For the 9 months ended Sept. 30, 2004 (unaudited)	For the 9 months ended Sept. 30, 2003 (unaudited)
Cash flows from operating activities:
Net income	$ 9,713,848	$ 998,652
Gain on sale of building	(10,374,429)
Reconciliation of net income to cash flows
provided by operating activities:
Depreciation and amortization	1,239,109	1,348,209
Changes in operating assets and liabilities:
(Increase)/decrease in escrows, rents receivable, prepaid
expenses and deposits	1,406,802	(477,669)
Increase/(decrease) in liabilities, excluding note payable	(567,791)	198,142

Cash flows provided by operating activities	1,417,539	2,067,334

Cash flows from investing activities:
Payments for lease commissions	(50,006)	(10,566)
Proceeds from sale of building	36,247,523	–
(Additions)/reductions to rental property	28,128	(476,854)

Cash flows provided by/(used by) investing activities	36,225,645	(487,420)

Cash flows from financing activities:
Payments for loan fees	–	(30,000)
Payment on note payable	(14,891,507)	(1,788,765)

Cash flows used by financing activities	(14,891,507)	(1,818,765)

Net increase (decrease) in cash	22,751,677	(238,851)

Cash, beginning of period	759,471	1,138,043

Cash, end of period	$ 23,511,148	$ 899,192

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited) September 30, 2004 and December 31, 2003

1.

The accompanying unaudited financial statements, in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the period ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed on March 30, 2004.

2.	The following table sets forth the computation of primary and fully diluted earnings per unit for the periods ended:

	For the 3 Months Ended		For the 6 Months Ended
	Sept. 30, 2004 (unaudited)	Sept. 30, 2003 (unaudited)	Sept. 30, 2004 (unaudited)	Sept. 30, 2003 (unaudited)
Numerator:
Net Earnings - Basic and Diluted	$ 8,978,574	$ 176,210	$ 9,713,848	$ 998,652

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of Potentially Dilutive Units	–	–	–	–

Units Outstanding - Diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and Diluted Earnings per Unit	$ 0.90	$ 0.02	$ 0.97	$ 0.10

3.	Rental property consists of the following:

	Sept. 30, 2004 (unaudited)	December 31, 2003

Land	$ –	$ 2,250,520
Building	–	17,765,629
Building Improvements	–	1,507,154
Tenant Improvements	–	8,806,810
Construction in progress	–	942,763

	–	31,272,876
Less Accumulated Depreciation	–	6,107,095

	$ –	$25,165,781

The building and building improvements are depreciated using the straight-line method over their estimated useful life of 38 years. Tenant improvements are depreciated over the term of the tenant’s lease.

4.

Rents receivable include an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents are recognized on a straight-line basis over the term of the lease. Upon the sale of the Building, a $1.3 million expense was recorded from the elimination of the rents receivable. The Company accrued its rental income on a straight line basis, therefore, when the Building was sold, the accrual for rental income was reversed. This expense is included within the general and administrative expenses.

EBS BUILDING, L.L.C.
Notes to Financial Statements (unaudited) September 30, 2004

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

The Line of Credit had a maturity date of May 31, 2004, when all of the remaining outstanding principal balance and interest was due and payable. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (“Extension Agreement”) with Commerce to extend the maturity date of its line of credit from May 31, 2004 to November 30, 2004. Upon the sale of the Building on August 6, 2004, the amounts outstanding under the Credit Facility were repaid and the Line of Credit terminated.

7.

On June 17, 2004, the Company entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Triple Net Properties, LLC (“Triple Net”), for the sale of the Building to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the “Sale”). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Collier Turley Martin Tucker, Inc. (“Colliers”), Secured Capital Corp. (“SCC”) and Heitman Capital Management, LLC (“Heitman”). Certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney’s fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $35,508,698. As of August 10, 2004, the outstanding principal and interest under the Commerce Bank, N.A. (“Commerce”) Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale were $20,854,473.

On October 18, 2004, the proceeds from the sale of the Building and additional cash remaining in the Company were distributed to the shareholders in the amount of $22 million, or $2.20 per share. Approximately $1.5 million was retained by the Company for certain continuing expenses including professional fees, tax and SEC filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds were held back for potential indemnity claims, as well as a true-up of operating expenses at March 31, 2005.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

        During the forthcoming months of operations, EBS Building, L.L.C. (the “Company” or “LLC”), intends to wind up its operations. Specifically, the Company will seek approval from the bankruptcy court to accelerate the termination date (“Termination Date”) of the existence of the LLC from September 25, 2006 to April 15, 2005. The Company believes that the acceleration of the Termination Date will increase the benefit to its members, by avoiding unnecessary costs of administration that will be incurred if the LLC were to exist until September 25, 2006. If approved, on or shortly after the Termination Date, the Company intends to dissolve and wind up its affairs. In order to make reasonable provision for potential liabilities or unasserted claims, the Company will establish a Delaware liquidating trust for the benefit of the Company’s members and will transfer all remaining assets of the Company to the trust. After a certain amount of time has passed, the remaining assets will be distributed to the members by the trustee of the liquidating trust.

        On June 17, 2004, the Company entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Triple Net Properties, LLC (“Triple Net”), for the sale of the building located at 501 North Broadway, St. Louis, Missouri (the “Building”) to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the “Sale”). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Collier Turley Martin Tucker, Inc. (“Colliers”), Secured Capital Corp. (“SCC”) and Heitman Capital Management, LLC (“Heitman”). Certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney’s fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $35,508,698. As of August 10, 2004, the outstanding principal and interest under the Commerce Bank, N.A. (“Commerce”) Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale were $20,854,473.

        On October 18, 2004, the proceeds from the sale of the Building and additional cash remaining in the Company were distributed to the shareholders in the amount of $22 million, or $2.20 per share. Approximately $1.5 million was retained in the estate for certain continuing expenses including professional fees, tax and SEC filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds must be held back for potential indemnity claims, as well as a true-up of operating expenses at March 31, 2005.

        The Company entered into a new exclusive listing agreement (the “Subsequent Marketing Listing Agreement”), effective March 4, 2004, with Colliers, which granted Colliers the exclusive right to sell the Building. The terms of the Subsequent Marketing Listing Agreement, which expired on August 1, 2004, provide that upon the Sale, a commission of 1.25% of the Net Sales Price1, up to $34 million, plus 5% of the Net Sales Price in excess of $34 million up to $37 million, plus 7% of the Net Sales Price in excess of $37 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. In conjunction with the Subsequent Marketing Listing Agreement, Colliers entered into an advisory agreement, effective March 4, 2004, (the “Advisory Agreement”) with SCC, which granted SCC the right to market the Building to investors on a national basis. The term of the Advisory Agreement expired on August 1, 2004. Upon the Sale, Colliers must pay SCC a fee equal to 80% of the gross commission paid by the Company to Colliers. In addition, SCC will receive reimbursement from the Company for marketing expenses in an amount not to exceed $40,000.

1 Defined as the Gross Sales Price received by the Company less an allowance provided to the buyer for roof repair or replacement.

        On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the “Credit Facility”) with Commerce in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (“Extension Agreement”) with Commerce to extend the maturity date of the Credit Facility from May 31, 2004 to November 30, 2004. Upon the Sale, amounts outstanding under the Credit Facility were repaid in full.

        As the Company sold the Building on August 6, 2004, comparisons of current year operating income and expenses to prior year are not meaningful. Upon the Sale, a gain on assets of $10.4 million was recognized. In addition, as a result of the Sale, a $1.3 million expense was recorded from the elimination of the rents receivable. The Company accrued its rental income on a straight line basis, therefore, when the Building was sold, the accrual for rental income was reversed. This $1.3 million expense is included in general and administrative expenses. Assets remaining include cash proceeds from the Sale, rent receivable for amounts owed by a tenant for conference room usage and insurance refund receivable related to the unearned portion of the 2003 insurance policy that had been put in place by Insignia, the former property manager. Liabilities remaining include accruals for professional fees.

Item 3.    Controls and Procedures

        As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

        There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

        Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-B)

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.34:	Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.34

10.35:	Advisory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.35

10.36:	Note, Deed of Trust and Loan Document Modification and Extension Agreement by and between EBS Building, L.L.C. and Commerce Bank, N.A., dated as of May 28, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.36

10.37:	Purchase and Sale Agreement by and between EBS Building, L.L.C. and Triple Net Properties, LLC, dated as of June 17, 2004 incorporated by reference to the Issuer’s Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.37

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
EBS BUILDING, L.L.C. By: FTI Consulting, Inc., as Manager
By:	/s/ Keith F. Cooper
Keith F. Cooper, Senior Managing Director

Date:   November 15, 2004

Exhibit Index

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to the Issuer’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

3.2:	Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 incorporated by reference to the Issuer’s Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.34:	Exclusive Listing Agreement by and between EBS Building, L.L.C. and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.34

10.35:	Advisory Agreement by and between Colliers Turley Martin Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004, Exhibit 10.35

10.36:	Note, Deed of Trust and Loan Document Modification and Extension Agreement by and between EBS Building, L.L.C. and Commerce Bank, N.A., dated as of May 28, 2004 incorporated by reference to the Issuer's Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.36

10.37:	Purchase and Sale Agreement by and between EBS Building, L.L.C. and Triple Net Properties, LLC, dated as of June 17, 2004 incorporated by reference to the Issuer’s Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.37

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.