Form 10KSB
period 2004-12-31
EBS BUILDING LLC
filed 2005-03-31
CIK 1059926

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                _________________

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended   December 31, 2004
                          ---------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.


                        Commission file number 000-24167


                              EBS Building, L.L.C.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Delaware                                     43-1794872
---------------------------------------             ---------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification  No.)


           c/o FTI Consulting
      1201 W. Peachtree St., Suite 500
           One Atlantic Center
               Atlanta, GA                                     30309
---------------------------------------             ---------------------------
      (Address of Principal Executive                        (Zip Code)
                  Offices)


                                 (404) 460-6259
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

     Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
        -------------------                 -----------------------------------

               N/A                                         N/A
-----------------------------------         -----------------------------------

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

Yes  [X]     No  [  ]

     Check if there are no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year. $4,316,536

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,426,099(1)

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes  [X]     No  [  ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2004, there were 10,000,000 Class A Membership Units outstanding.

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

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]


                                     PART I

Item 1. Description of Business.

     EBS Building, L.L.C. (the "Company") is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated September 26, 1997 (the "Members Agreement"). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. ("Edison") under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 plan of reorganization (the "Plan of Reorganization"), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri, known as Corporate Headquarters Building (the "Building"), to the Company on September 26, 1997 in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison cancelled 9,058,041 Class B Membership Units and simultaneously issued 9,058,041 Class A Membership Units of the Company to holders of Allowed General Unsecured Claims (as defined in the Plan of Reorganization). All outstanding Class B Units were to eventually be cancelled and an equivalent number of Class A Units issued to the holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. As of December 31, 1998, all Class B Units held by Edison were cancelled and an equivalent number of Class A Units had been issued to holders of Allowed General Unsecured Claims.

     During the forthcoming months of operations, the Company intends to wind up its operations. On December 16, 2004, the Company obtained approval from the bankruptcy court to accelerate the termination date ("Termination Date") of the existence of the Company from September 25, 2006 to April 15, 2005. The Company believes that the acceleration of the Termination Date will increase the benefit to its members, by avoiding unnecessary costs of administration that will be incurred if the Company were to continue in existence until September 25, 2006. On or shortly after the Termination Date, the Company intends to dissolve and wind up its affairs. In order to make reasonable provision for potential liabilities or unasserted claims, the

____________________

1 Based on book value of the Class A Membership Units as there is no public trading market for the Class A Membership Units. This number may or may not reflect the true market value of such units.

Company will establish a Delaware liquidating trust for the benefit of the Company's members and will transfer all remaining assets of the Company to the trust. After a certain amount of time has passed, the remaining assets will be distributed to the members by the trustee of the liquidating trust.

     The Company has no employees. The operations of the Company are the responsibility of the manager of the Company (the "Manager"). (See Item 9 below).

     The Company entered into a new exclusive listing agreement (the "Subsequent Marketing Listing Agreement"), effective March 4, 2004, with Colliers Turley Martin Tucker, Inc. ("Colliers"), which granted Colliers the exclusive right to sell the Building. The terms of the Subsequent Marketing Listing Agreement, which expired on August 1, 2004, provide that upon the sale of the Building, a commission of 1.25% of the Net Sales Price(2), up to $34 million, plus 5% of the Net Sales Price in excess of $34 million up to $37 million, plus 7% of the Net Sales Price in excess of $37 million will be paid to Colliers, pursuant to a written sales contract that will be executed during the term of the agreement with a purchaser procured by Colliers. In conjunction with the Subsequent Marketing Listing Agreement, Colliers entered into an advisory agreement, effective March 4, 2004, (the "Advisory Agreement") with Secured Capital Corp. ("SCC"), which granted SCC the right to market the Building to investors on a national basis. The term of the Advisory Agreement expired on August 1, 2004. Upon the sale of the Building, Colliers must pay SCC a fee equal to 80% of the gross commission paid by the Company to Colliers. In addition, SCC will receive reimbursement from the Company for marketing expenses in an amount not to exceed $40,000.

     On May 31, 2001, the Company entered into an $18,600,000.00 credit facility (the "Credit Facility") with Commerce Bank, N.A. ("Commerce") in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (the "Extension Agreement") with Commerce to extend the maturity date of the Credit Facility from May 31, 2004 to November 30, 2004. Upon the Sale (as defined below), amounts outstanding under the Credit Facility were repaid in full.

     On June 17, 2004, the Company entered into a Purchase and Sale Agreement (the "Purchase Agreement") with Triple Net Properties, LLC ("Triple Net"), for the sale of the Building to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the "Sale"). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Colliers, SCC and Heitman Capital Management, LLC ("Heitman"). In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney's fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $36,247,523. As of August 10, 2004, the outstanding principal and interest under the Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale were $21,593,298. From the net proceeds of the Sale, certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. Accordingly, the cash proceeds retained by the Company from the Sale were $20,854,473.

     As the Company sold the Building on August 6, 2004, comparisons of current year operating income and expenses to prior year are not meaningful. Upon the Sale, a gain on assets of $9.1 million was recognized. On October 18, 2004, the proceeds from the Sale and additional cash remaining in the Company were distributed to the Company's members in the amount of $22 million, or $2.20 per Class A Unit. Approximately $1.6 million was retained by the Company for certain continuing expenses including professional fees, tax and Securities and Exchange Commission ("SEC") filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds must be held back for potential indemnity claims, as well as a true-up of operating expenses at March 31, 2005. Assets remaining include cash of approximately $1.5 million and rent receivable for amounts owed by a tenant for conference room usage. Liabilities remaining include accruals for professional fees.

     The Company files annual and periodic reports with the SEC. You may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property.

____________________

2 Defined as the Gross Sales Price received by the Company less an allowance provided to the buyer for roof repair or replacement.

     The Building is a twelve-floor office building with 434,136 square feet of rentable space, which square footage includes 9,393 square feet of meeting rooms and 13,008 square feet of mezzanine space, and which also has a subterranean parking garage containing 198 parking spaces. The Building is located at 501 N. Broadway, St. Louis, Missouri. The Building was formerly the headquarters building of Edison and was deeded to the Company by quit claim deed on September 26, 1997. The Building was built in 1985. On June 17, 2004, the Company entered into a Purchase Agreement with Triple Net, for the sale of the Building to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The Sale closed on August 6, 2004.

     The real estate tax rate for the calendar year 2004 was 8.9407% and the real estate taxes paid for the Building were $232,150(3).

Item 3. Legal Proceedings.

     The Company is not a party to any material pending legal proceedings. The Company is not aware of any legal proceeding(s) being contemplated by any governmental authority against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Class A Members during the fiscal year ended December 31, 2004.

                                     PART II

Item 5. Market Price for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of equity Securities.

     As of December 31, 2004, there were approximately 2,009 record holders of Class A Units and no holders of Class B Units of the Company. The Company is not aware of any price quotations for the Class A Units and there is no public trading market for the Class A Units.

     During the fiscal year ended December 31, 2004, the Company paid cash distributions of $22 million, or $2.20 per unit on its Class A Units. The Members Agreement provides that the manager of the Building will distribute the net profits of the Company or proceeds from the sale of the Building to the Class A Members in proportion to their respective Class A Sharing Percentages (as defined in the Members Agreement), subject to the payment of taxes, expenses, advisors fees, tax distributions to Edison, and payment of outstanding loans. All distributions are subject to a determination by the manager of the Building that the Company will have sufficient reserves to meet its current and anticipated needs to fulfill its business purpose.

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

     During the forthcoming months of operations, the Company intends to wind up its operations. On December 16, 2004, the Company obtained approval from the bankruptcy court to accelerate the Termination Date of the existence of the Company from September 25, 2006 to April 15, 2005. The Company believes that the acceleration of the Termination Date will increase

____________________

3 Represents 219 days of real estate taxes, which is the Company's portion of the real estate tax bill prior to the Sale of the Building.

the benefit to its members, by avoiding unnecessary costs of administration that will be incurred if the Company were to continue in existence until September 25, 2006. On or shortly after the Termination Date, the Company intends to dissolve and wind up its affairs. In order to make reasonable provision for potential liabilities or unasserted claims, the Company will establish a Delaware liquidating trust for the benefit of the Company's members and will transfer all remaining assets of the Company to the trust. After a certain amount of time has passed, the remaining assets will be distributed to the members by the trustee of the liquidating trust.

     On May 31, 2001, the Company entered into the Credit Facility with Commerce in order to refinance its existing mortgage loan and obtain funds for improvements, interest carry and other working capital needs. Borrowings under the Credit Facility will be at an interest rate equal to the ninety (90) day LIBOR interest rate plus one hundred ninety (190) basis points. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company. On May 28, 2004, the Company entered into the Extension Agreement with Commerce to extend the maturity date of the Credit Facility from May 31, 2004 to November 30, 2004. Upon the Sale, amounts outstanding under the Credit Facility were repaid in full.

     As the Company sold the Building on August 6, 2004, comparisons of current year operating income and expenses to prior year are not meaningful. Upon the Sale, a gain on assets of $9.1 million was recognized. On October 18, 2004, the proceeds from the Sale and additional cash remaining in the Company were distributed to the shareholders in the amount of $22 million, or $2.20 per Class A Unit. Assets remaining include cash of approximately $1.5 million and rent receivable for amounts owed by a tenant for conference room usage. Liabilities remaining include accruals for professional fees.

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

Item 8A. Controls and Procedures.

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Senior Managing Director of the manager of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Senior Managing Director of the manager of the Company concluded that the Company's disclosure controls and procedures are effective in timely alerting Company management to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors and Executive Officers.

     (a) and (b)

     The Company has no directors, executive officers or employees of its own. In accordance with the terms of Article III of the Members Agreement, the manager of the Company (the "Manager") is responsible for all aspects of the Company's operations, subject to the requirement that the Manager obtain the approval of either the holders of a majority of the Class A Units (the "Requisite Holders") or the Designation Members (as defined below) before taking certain actions, which actions are specified in Section 3.5.2 of the Members Agreement. The Manager is FTI Consulting, Inc. The Manager will serve as the Manager until its resignation or removal in accordance with Section 3.8 of the Members Agreement.

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

     As of December 31, 2004, the Manager believes that the following entities are the Designation Members of the Company:

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

     As indicated above, the Manager is FTI Consulting, Inc., 1201 W. Peachtree St., Suite 500, One Atlantic Center, Atlanta, Georgia 30309. Keith F. Cooper, a Senior Managing Director of FTI Consulting, is the primary contact for the Manager with respect to the Company.

     The background and experience of Keith F. Cooper are as follows:

     Keith F. Cooper is a Certified Public Accountant and a Senior Managing Director of FTI Consulting, Inc. He has been with FTI Consulting, Inc. since August 30, 2002, at which time the Business Recovery Services division of PricewaterhouseCoopers LLP was acquired by FTI Consulting, Inc. Prior to the acquisition, Keith had been with PricewaterhouseCoopers LLP and its predecessors for twenty (20) years. He has provided extensive services to debtors and creditors in reorganization and bankruptcy related matters, both in-court and out-of-court. These services have included providing operational and financial due diligence services, appointment as the Receiver in connection with foreclosure actions and assistance in the liquidation of several companies. He has also provided turnaround and crisis management services to underperforming companies in a number of industries. These services involve the development and implementation of measures to improve the operations and financial condition of these companies. In this role, Mr. Cooper has served in the capacity of interim management in the Chief Executive and Chief Operating Officer roles in both public and private companies. In addition, he has also provided extensive services to businesses and law firms in the resolution of disputes including consulting and testimony on economic, financial and forensic accounting issues.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Except as set forth below, to the best knowledge of the Company, all reports required to be filed under Section 16 by any officer, director, beneficial owner of more than 10% of any class of securities registered pursuant to Section 12 of the Exchange Act or any other person subject to the reporting requirements of Section 16 have been timely filed with the Commission. To the best knowledge of the Company, Swiss Bank Corporation has not filed any Section 16(a) filings.

Item 10. Executive Compensation.

     The Company does not have a Board of Directors or any corporate officers. The Designation Members are not compensated by the Company in connection with their service as Designation Members. The Manager is compensated at the greater of $10,000 per month or based upon the actual hours devoted to Company business by each staff member of the Manager multiplied by the hourly billing rates of each such staff member. FTI Consulting, Inc., as Manager, was paid $110,296 for fees and expenses in connection with its services as Manager for fiscal year 2004 as well as preparation of the Company's annual and periodic reports. In addition, as of December 31, 2004, the Company owed the Manager $20,128 for unpaid fees and expenses incurred during 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The Manager is not the beneficial owner, directly or indirectly, of any Class A Units or of any of the Class B Units. As of December 31, 2004, all of the issued and outstanding Class B Units had been cancelled in accordance with the terms of the Members Agreement and, therefore, Edison no longer holds any Class B Units. As of December 31, 2004, the following entities were the beneficial owners of greater than 5% of the Class A Units.


------------------------------------- ----------------------------------------- ------------------ -----------------
                                                                                    Number of
                                        Name and Address of Beneficial Owner      Class A Units     Percentage of
           Title of Class                                                         Beneficially          Class
                                                                                      Owned
------------------------------------- ----------------------------------------- ------------------ -----------------
Class A Membership Units              Contrarian Capital Management, L.L.C.     2,009,681(1)       20.1%
                                      and/or Contrarian Capital Advisors,
                                      L.L.C.
                                      411 West Putnam Ave.
                                      Suite 225
                                      Greenwich, CT 06830
------------------------------------- ----------------------------------------- ------------------ -----------------
Class A Membership Units              Swiss Bank Corporation                    1,603,998(2)       16.0%
                                      677 Washington Blvd.
                                      Stamford, CT 06901
------------------------------------- ----------------------------------------- ------------------ -----------------
Class A Membership Units              Citibank, N.A.                            1,597,450(3)       16.0%
                                      850 Third Avenue
                                      12th Floor
                                      New York, NY 10022
------------------------------------- ----------------------------------------- ------------------ -----------------
Class A Membership Units              Loeb Partners Corporation                 633,933(4)         6.3%
                                      61 Broadway, 24th Floor
                                      New York, NY 10006
------------------------------------- ----------------------------------------- ------------------ -----------------
Class A Membership Units              Ingalls & Snyder Value Partners, LP       504,967(5)         5.0%
                                      61 Broadway
                                      New York, NY 10006
------------------------------------- ----------------------------------------- ------------------ -----------------


     (1) Based on a letter from Contrarian Capital Management to the Company dated March 3, 2005.
     (2)  Based on a review of the Company's records.
     (3) Based on a letter from Citicorp Real Estate to the Company dated February 28, 2005.
     (4)  Based on a review of the Company's records.
     (5)  Based on a review of the Company's records.


Item 12. Certain Relationships and Related Transactions.

     None.

Item 13. Exhibits, List and Reports on Form 8-K.

     (a)  Index to Exhibits.

          3.1: Articles of Organization of the Company filed with the Delaware Secretary of State on September 24, 1997 are hereby incorporated by reference to the Company's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.1.

          3.2: Members Agreement of EBS Building, L.L.C. a Limited Liability Company, dated as of September 26, 1997 is hereby incorporated by reference to the Company's Registration Statement on Form 10-SB filed on April 30, 1998, Exhibit 2.2.

          4:     See the Members Agreement, referenced as Exhibit 3.2.

          10.23: Third Amendment to Lease by and among EBS Building, L.L.C.,
                 Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated September 1, 1999 is hereby incorporated by reference from Exhibit 10.23 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.24: Fourth Amendment to Lease by and among EBS Building, L.L.C.,
                 Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated November 1, 1999 is hereby incorporated by reference from Exhibit 10.24 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.25: Fifth Amendment to Lease by and among EBS Building, L.L.C.,
                 Stifel Financial Corp. and Stifel, Nicolaus & Company, Incorporated, dated June 11, 2001 is hereby incorporated by reference from Exhibit 10.25 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.26: Listing Agreement Amendment between EBS Building, L.L.C. and
                 Colliers Turley Martin Tucker Company, dated October 20, 2001 is hereby incorporated by reference from Exhibit 10.26 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.27: Letter Agreement to Procure Financing by and among Northmarq
                 Capital, Inc., Heitman Real Estate Services Group and EBS Building, L.L.C., dated November 5, 2001 is hereby incorporated by reference from Exhibit 10.27 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.28: Exclusive Listing Agreement by and between EBS Building, L.L.C.
                 and Colliers Turley Martin Tucker, Inc., dated December 10, 2001 is hereby incorporated by reference from Exhibit 10.28 of the Company's Form 10-KSB for the period ended December 31, 2001.

          10.29: Sixth Amendment to Lease by and between EBS Building, L.L.C.
                 and Edison Brothers Stores, Inc. dated April 28, 2002 is hereby incorporated by reference to Exhibit 10.29 of the Company's Form 10-QSB for the period ended June 30, 2002.

          10:30: Commercial Property Management Agreement for One Financial
                 Plaza between EBS Building, L.L.C. and Colliers Turley Martin Tucker Co. dated May 23, 2003 is hereby incorporated by reference to Exhibit 10.30 of the Company's Form 10-QSB filed on June 30, 2003.

          10.31: Second Amendment to Listing Agreement between EBS Building,
                 L.L.C. and Colliers Turley Martin Tucker Company, dated October 24, 2002 is hereby incorporated by reference to the Company's Registration Statement on Form 10-KSB for period ended December 31, 2003.

          10.32: Third Amendment to Listing Agreement between EBS Building,
                 L.L.C. and Colliers Turley Martin Tucker Company, dated November 21, 2002 is hereby incorporated by reference to the Company's Registration Statement on Form 10-KSB for period ended December 31, 2003.

          10.33: Fourth Amendment to Listing Agreement between EBS Building,
                 L.L.C. and Colliers Turley Martin Tucker Company, dated November 30, 2003 is hereby incorporated by reference to the Company's Registration Statement on Form 10-KSB for period ended December 31, 2003.

          10.34: Exclusive Listing Agreement by and between EBS Building, L.L.C.
                 and Colliers Turley Martin Tucker, Inc., dated March 4, 2004 is hereby incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004.

          10.35: Advisory Agreement by and between Colliers Turley Martin
                 Tucker, Inc. and Secured Capital Corp., dated March 4, 2004 is hereby incorporated by reference to the Issuer's Registration Statement on Form 10-KSB filed on March 30, 2004.

          10.36: Note, Deed of Trust and Loan Document Modification and
                 Extension Agreement by and between EBS Building, L.L.C. and Commerce Bank, N.A., dated as of May 28, 2004 is hereby incorporated by reference to the Company's Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.36.

          10.37: Purchase and Sale Agreement by and between EBS Building, L.L.C.
                 and Triple Net Properties, LLC, dated as of June 17, 2004 is hereby incorporated by reference to the Company's Registration Statement on Form 10-QSB filed on August 13, 2004, Exhibit 10.37.

          31: Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

          32: Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

     (b)  Reports on Form 8-K.

          None.

Item 14. Principal Accountant Fees and Services.

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                      RGB

Year                                  2003                         2004

Audit Fees                          21,000.00                    23,000.00

Audit Related Fees*                  9,000.00                     9,000.00

Tax Fees                                -----                        -----

All Other Fees                          -----                        -----

TOTAL                               30,000.00                    32,000.00


*  Quarterly financial review billings.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              REGISTRANT:

                              EBS Building, L.L.C.

                              By:  FTI Consulting, as Manager

                              By:  /s/ Keith F. Cooper
                                   -----------------------------------------
                                   Keith F. Cooper, Senior Managing Director

Date: March 31, 2005

===============================================================================



                              EBS BUILDING, L.L.C.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



===============================================================================

Contents
-------------------------------------------------------------------------------

                                                                            Page

Report Of Independent Registered
  Public Accounting Firm......................................................1


Financial Statements

  Balance Sheet...............................................................2

  Statement Of Operations.....................................................3

  Statement Of Members' Equity................................................4

  Statement Of Cash Flows.....................................................5

  Notes To Financial Statements..........................................6 - 10

             Report Of Independent Registered Public Accounting Firm

Members
EBS Building, L.L.C.
St. Louis, Missouri

We have audited the accompanying balance sheet of EBS Building, L.L.C., a Delaware limited liability company, as of December 31, 2004 and 2003, and the related statements of operations, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Building, L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown Gornstein & Co. LLP

St. Louis, Missouri
March 4, 2005

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                                  BALANCE SHEET

                                     Assets

                                                       December 31,
                                           -------------------------------------
                                              2004                      2003
                                           -------------------------------------

Rental Property, Net                       $       --               $25,165,781
--------------------------------------------------------------------------------
Other Assets
     Cash - operating                       1,590,298                   759,471
     Security deposit escrow                       --                    10,454
     Tax and insurance escrow                      --                   169,442
     Rents receivable                          11,400                 1,247,957
     Prepaid                                       --                    35,059
     Lease commissions,                            --                 1,895,851
     Loan costs, net                               --                    73,491
     Deposits                                      --                       202
--------------------------------------------------------------------------------
         Total Other Assets                 1,601,698                 4,191,927
--------------------------------------------------------------------------------
                                           $1,601,698               $29,357,708
================================================================================

                         Liabilities And Members' Equity

Liabilities
     Note payable                          $       --               $14,891,507
     Accounts payable                              --                   459,508
     Accrued expenses                         175,599                   121,916
     Tenant security deposits                      --                     9,476
--------------------------------------------------------------------------------
         Total Liabilities                    175,599                15,482,407
--------------------------------------------------------------------------------

Members' Equity
     Paid-in capital                        1,426,099                19,810,522
Retained earnings (deficit)                        --               (5,935,221)
--------------------------------------------------------------------------------
         Total Members' Equity              1,426,099                13,875,301
--------------------------------------------------------------------------------
                                           $1,601,698               $29,357,708
================================================================================



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 2

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS

                                                      For The Years
                                                    Ended December 31,
                                           -------------------------------------
                                              2004                      2003
                                           -------------------------------------

Income
     Rent                                  $ 3,861,565                $6,199,051
     Other                                     454,971                   982,558
     Gain on sale of building                9,057,457                        --
--------------------------------------------------------------------------------
         Total Income                       13,373,993                 7,181,609
--------------------------------------------------------------------------------

Expenses
     Maintenance                               744,011                 1,364,792
     Professional fees                         535,587                   594,207
     Utilities                                 330,692                   700,390
     General and administrative                285,307                   527,327
     Interest and finance fees                 283,419                   526,550
     Real estate taxes                         232,150                   389,430
     Other operating expenses                  173,171                   473,613
     Depreciation and amortization           1,239,110                 1,808,325
--------------------------------------------------------------------------------
         Total Expenses                      3,823,447                 6,384,634
--------------------------------------------------------------------------------

Net Income                                 $ 9,550,546                $  796,975
================================================================================

Income Per Membership Unit - Basic And           $0.96                     $0.08
 Diluted
================================================================================



--------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 3

                              EBS BUILDING, L.L.C.
-------------------------------------------------------------------------------
                          STATEMENT OF MEMBERS' EQUITY
                 For The Years Ended December 31, 2004 And 2003


                                     Class A                              Retained
                                   Membership           Paid-In           Earnings
                                      Units             Capital           (Deficit)             Total
                                   ---------------------------------------------------------------------

Balance (Deficit)                   $10,000,000        $19,810,522       $(6,732,196)        $13,078,326
 - January 1, 2003

Net Income                                   --                --             796,975            796,975
--------------------------------------------------------------------------------------------------------

Balance (Deficit)                    10,000,000         19,810,522        (5,935,221)         13,875,301
 - December 31, 2003

Net Income                                   --                 --          9,550,546          9,550,546

Distributions                                --        (18,384,423)        (3,615,325)       (21,999,748)
--------------------------------------------------------------------------------------------------------

Balance                              10,000,000        $ 1,426,099       $         --        $ 1,426,099
 - December 31, 2004
========================================================================================================




-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 4

                              EBS BUILDING, L.L.C.
-------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS

                                                                       For The Years
                                                                     Ended December 31,
                                                           ---------------------------------------
                                                                  2004                  2003
                                                           ---------------------------------------

Cash Flows From Operating Activities
     Net income                                            $  9,550,546                $   796,975
     Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                        1,239,110                  1,808,325
         Gain on sale of property                            (9,057,457)                        --
         Change in assets and liabilities:
              (Increase) decrease in escrows,
                rents receivable, prepaid expenses
                and deposits                                    134,540                   (157,158)
              Increase (decrease) in liabilities,
                excluding note payable                         (415,301)                   249,127
              Other                                              28,127                         --
--------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                     1,479,565                  2,697,269
--------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Proceeds from sale of property                          36,247,523                         --
     Additions to rental property                                    --                   (942,761)
     Payments for lease commissions                             (50,006)                  (126,447)
--------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities          36,197,517                 (1,069,208)
--------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Principal payment on note payable                      (14,891,507)                (1,961,633)
     Distributions paid                                     (21,999,748)                        --
     (Payments) refunds for loan costs                           45,000                    (45,000)
--------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                       (36,846,255)                (2,006,633)
--------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                                 830,827                   (378,572)

Cash - Beginning Of Year                                        759,471                  1,138,043
--------------------------------------------------------------------------------------------------

Cash - End Of Year                                         $  1,590,298                $   759,471
==================================================================================================
Supplemental Disclosure Of Cash Flow Information
     Interest paid                                         $    296,864                $   515,957
--------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 5

                              EBS BUILDING, L.L.C.
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2004 And 2003





-------------------------------------------------------------------------------
See the accompanying notes to financial statements.                      Page 6

1.   Description Of Business

     EBS Building, L.L.C. (the Company) is a limited liability company organized on September 26, 1997 under the Delaware Limited Liability Company Act. The Company is governed by a Members Agreement, dated September 26, 1997 (the Members Agreement). The Company was formed in connection with the reorganization proceedings of Edison Brothers Stores, Inc. (Edison) under Chapter 11 of the United States Bankruptcy Code. Pursuant to Edison's Chapter 11 Plan of Reorganization (the Plan of Reorganization), Edison transferred title to its land and building at 501 North Broadway in downtown St. Louis, Missouri (the Building), to the Company on September 26, 1997 as a part of the overall distribution to holders of Allowed General Unsecured Claims against Edison (as defined in the Plan of Reorganization), who received Membership Units in the Company (as more fully described in Note 5).

     During the forthcoming months of operations, the Company intends to wind up its operations. On December 16, 2004, the Company obtained approval from the bankruptcy court to accelerate the termination date (Termination Date) of the existence of the Company from September 25, 2006 to April 15, 2005. The Company believes that the acceleration of the Termination Date will increase the benefit to its members by avoiding unnecessary costs of administration that will be incurred if the Company were to exist until September 25, 2006. On or shortly after the Termination Date, the Company intends to dissolve and wind up its affairs. In order to make reasonable provision for potential liabilities or unasserted claims, the Company will establish a Delaware liquidating trust for the benefit of the Company's members and will transfer all remaining assets of the Company to the trust. After a certain amount of time has passed, the remaining assets will be distributed to the members by the trustee of the liquidating trust.

     On June 17, 2004, the Company entered into a Purchase and Sale Agreement (Purchase Agreement) with Triple Net Properties, LLC for the sale of the Building to Triple Net Properties, LLC for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the Sale). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Collier Turley Martin Tucker, Inc., Secured Capital Corp. and Heitman Capital Management, LLC. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney's fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $36,247,523. As of August 10, 2004, the outstanding principal and interest under the Commerce Bank, N.A. (Commerce) Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds from the sale were $21,593,298. From the net proceeds of the sale, certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. Accordingly, the cash proceeds retained by the Company from the sale of the building were $20,854,473.


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

     Certain of these accounting policies are no longer significant at December 31, 2004, due to the sale of the building.

     Cash - Operating

     Cash - operating consists of an amount held in a demand deposit account in the Company's name at a highly rated financial institution. Accounts in this institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

     Rents Receivable And Rental Income

     Rents receivable and rental income included an accrual for the straight-line recognition of escalating tenant rental rates in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. Such tenant rents were recognized on a straight-line basis over the term of the leases.

     Upon the sale of the Building, approximately $1,300,000 of rent receivable was recorded as a reduction in the gain on sale of the building. The Company accrued its rental income on a straight-line basis, therefore, when the Building was sold, the accrual for rental income was reversed.

     Rental Property

     Rental property included land, building, building improvements and tenant improvements. Land and building were recorded at their carryover basis from Edison (i.e., Edison's historical book value) at September 26, 1997. Maintenance, repairs and minor improvements were expensed as incurred. The building and building improvements were depreciated using the straight-line method over their estimated useful lives of 38 years. Tenant improvements were depreciated over the term of the tenant's lease.

     Lease Commissions

     Lease commissions were capitalized and amortized over the terms of the related leases.

     Loan Costs

     Loan costs in connection with building financing, including loan commitment fees, legal fees and closing costs were capitalized and were amortized over the term of the loan.

     Rental Income And Operating Expenses

     Rental income and operating expenses are recorded on the accrual basis of accounting.

     Income Taxes

     The Company is not subject to income taxes. Instead, the members report their distributive share of the Company's profits and losses on their respective income tax returns.


3.   Rental Property

     Rental property includes the following:

                                                          2004         2003
                                                    ----------------------------

     Land                                               $  -       $ 2,250,520
     Building                                              -        17,765,629
     Building improvements                                 -         1,507,154
     Tenant improvements                                   -         8,806,810
     Construction in progress - building improvements      -           416,453
     Construction in progress - tenant improvements        -           526,310
     ---------------------------------------------------------------------------
                                                                    31,272,876
     Less:  Accumulated depreciation                       -         6,107,095
     ---------------------------------------------------------------------------
                                                        $  -       $25,165,781
     ===========================================================================


4.   Note Payable

     On May 31, 2001, the Company entered into a $18,600,000 revolving line of credit with Commerce Bank, N.A. (the Line of Credit). The Line of Credit had a maturity date of May 31, 2004, when all of the remaining outstanding principal balance and interest was due and payable. On May 28, 2004, the Company entered into a Note, Deed of Trust and Loan Document Modification and Extension Agreement (Extension Agreement) with Commerce to extend the maturity date of its Line of Credit from May 31, 2004 to November 30, 2004. Upon the sale of the Building on August 6, 2004, the amounts outstanding under the Credit Facility were repaid and the Line of Credit terminated.

     Interest expense incurred was $283,419 in 2004 and $510,550 in 2003.


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

     During 1998, Edison exchanged the remaining Class B Membership Units for an equal number of Class A Membership Units and simultaneously distributed such units to holders of Allowed General Unsecured Claims. At December 31, 2004 and 2003, there were 10,000,000 Class A Membership Units outstanding.

     On October 18, 2004, the proceeds from the sale of the Building and additional cash remaining in the Company were distributed to the shareholders in the amount of approximately $22,000,000, or $2.20 per unit. Approximately $1,600,000 was retained by the Company for certain continuing expenses including professional fees, tax and Securities and Exchange Commission filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds were held back for potential indemnity claims, as well as a true-up of operating expenses at March 31, 2005.