Form 10QSB
period 2005-03-31
EBS BUILDING LLC
filed 2005-05-13
CIK 1059926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition report under Section 13 or 15 (d) of the Exchange Act

For the transition period from ________ to ________

Commission file number: 000-24167
EBS Building, L.L.C.
(Exact name of small business issuer as specified in its charter)

Delaware	43-1794872
(state or other jurisdiction of incorporation or organization)	(I.R.S. incorporation or organization Identification No.)

c/o FTI Consulting, 1201 W. Peachtree St., Suite 500, One Atlantic Center, Atlanta, GA 30309
(Address of principal executive offices)
(404) 460-6259
(Issuer's telephone number)
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

Yes      X       No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of  March 31, 2005, there were 10,000,000 Class A Membership Units outstanding.

        Transitional Small Business Disclosure Format (check one):

Yes                 No      X

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

EBS BUILDING, L.L.C. Balance Sheets

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Cash - operating	$ 1,423,987	$1,590,298
Rents receivable	—	11,400

Total assets	$ 1,423,987	$1,601,698

Liabilities
Accrued expenses	$ 40,532	$ 175,599

Total liabilities	40,532	175,599

Members' equity:
Paid-in capital	1,425,847	1,426,099
Retained earnings (deficit)	(42,392)

Total members' equity	1,383,455	1,426,099

Total liabilities and members' equity	$ 1,423,987	$1,601,698

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statements of Operations

	For the 3 months ended March 31, 2005 (unaudited)	For the 3 months ended March 31, 2004 (unaudited)

Income:
Rent	$ —	$1,573,449
Other	9,866	161,788

Total income	9,866	1,735,237

Expenses:
Maintenance	—	271,131
Professional fees	52,095	140,599
Utilities	—	152,681
General and administrative	—	118,449
Depreciation & amortization	—	456,736
Real estate taxes	—	99,000
Interest expense and finance fees	163	101,444
Other operating expenses	—	70,090
Other expense	—	30,000

Total expenses	52,258	1,440,130

Net income (loss)	$(42,392)	$ 295,107

Net income (loss) per Class A Unit - basic and diluted	$ (0.00)	$ 0.03

        The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statement of Changes in Members’ Equity For the Three Months Ended March 31, 2005

	Class A Membership Units	Paid In Capital	Retained Earnings (Deficit)	Total

Balance, December 31, 2004	10,000,000	$ 1,426,099	$ —	$ 1,426,099
Net income (loss) (unaudited)	—	—	(42,392)	(42,392)
Distributions (unaudited)	—	(252)	—	(252)

Balance, March 31, 2005 (unaudited)	10,000,000	$ 1,425,847	$(42,392)	$ 1,383,455

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Statements of Cash Flows

	For the 3 months ended March 31, 2005 (unaudited)	For the 3 months ended March 31, 2004 (unaudited)

Cash flows from operating activities:
Net income (loss)	$ (42,392)	$ 295,107
Reconciliation of net income (loss) to cash flows
provided by operating activities:
Depreciation and amortization expense	—	456,736
Changes in operating assets and liabilities:
(Increase)/decrease in escrows, rents receivable, prepaid expenses and deposits	11,400	(34,405)
(Decrease) in liabilities, excluding note payable	(135,067)	(318,180)
Other	—	5,986

Cash flows provided by/(used in) operating activities	(166,059)	405,244

Cash flows provided by investing activities	—	—

Cash flows from financing activities:
Distributions paid	(252)	—

Cash flows (used by) financing activities	(252)	—

Net (decrease)/increase in cash	(166,311)	405,244
Cash, beginning of period	1,590,298	759,471

Cash, end of period	$ 1,423,987	$ 1,164,715

The accompanying notes are an integral part of these financial statements.

EBS BUILDING, L.L.C. Notes to Financial Statements (unaudited) March 31, 2005 and December 31, 2004

1.

The accompanying unaudited financial statements of EBS Building, L.L.C. (the “Company”), in the opinion of the Manager, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all the disclosures required by generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2005.

2.	The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the 3 months ended March 31, 2005 (unaudited)	For the 3 months ended March 31, 2004 (unaudited)

Numerator:
Net Income (Loss) - Basic and Diluted	$ (42,392)	$ 295,107

Denominator:
Weighted Average Units Outstanding - Basic	10,000,000	10,000,000
Effect of Potentially Dilutive Units	–	–

Units Outstanding - Diluted	10,000,000	10,000,000

Basic and Diluted Income (Loss) per Unit	$ (0.00)	$ 0.03

3.	Certain 2004 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2005.

4.

On June 17, 2004, the Company entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Triple Net Properties, LLC (“Triple Net”), for the sale of the building to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building closed on August 6, 2004 (the “Sale”). Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Colliers Turley Martin Tucker, Inc., Secured Capital Corp. and Heitman Capital Management, LLC. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney's fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $36,247,523. As of August 10, 2004, the outstanding principal and interest under the Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale were $21,593,298. From the net proceeds of the Sale, certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the date of closing. Accordingly, the cash proceeds retained by the Company from the Sale of the Building were $20,854,473.

On October 18, 2004, the proceeds from the Sale and additional cash remaining in the Company were distributed to the Company's members in the amount of $22 million, or $2.20 per Class A unit. Approximately $1.6 million was retained by the Company for certain continuing expenses including professional fees, tax and Securities and Exchange Commission filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds must be held back for potential indemnity claims, as well as a true-up of operating expenses during the second quarter of 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

        On December 16, 2004, EBS Building, L.L.C. (the “Company”) obtained approval from the bankruptcy court to accelerate the termination date (“Termination Date”) of the existence of the Company from September 25, 2006 to April 15, 2005. The Company believes that the acceleration of the Termination Date will increase the benefit to its members, by avoiding unnecessary costs of administration that will be incurred if the Company were to continue in existence until September 25, 2006. Pursuant to an order of the United States Bankruptcy Court for the District of Delaware, the Company was dissolved on April 15, 2005. In order to make reasonable provision for potential liabilities or unasserted claims, the Company established a Delaware liquidating trust (the “Trust”) for the benefit of the Company's members and transferred all remaining assets of the Company to the Trust. The Trust was established on April 15, 2005 pursuant to the Liquidating Trust Agreement between the Company, FTI Consulting, Inc., as administrator of the Trust (the “Administrator”) and Wilmington Trust Company, as Resident Trustee. On the date the Trust was established, $1,492,824 was contributed to provide compensation for any unforeseen liabilities and obligations of the Company that may arise within ten years of the Company's dissolution. After all claims against the Company have been satisfied, the Trust will distribute all remaining assets to the beneficiaries of the Trust who are the former members of the Company.

        The assignment to the Trust of all the Company's assets and liabilities occurred on April 15, 2005. Each member of the Company owning Class A Membership Units in the Company will automatically be deemed to be a holder of beneficial interest units in the Trust, in identical proportion to such member's interest in the Company, and all membership interests in the Company will be deemed cancelled.

        The Trust will terminate upon distribution of all of the assets in the Trust to the holders of beneficial interest units which is currently projected to occur by December 31, 2006, subject to any extensions that may take place. Pursuant to Delaware law, the Company must make reasonable provision for claims that are likely to arise or become known to the Company within 10 years after the date of dissolution. Therefore, the Administrator may take action to extend the date of termination of the Trust one or more times after December 31, 2006, if it seems likely that new claims may arise.

        On June 17, 2004, the Company entered into a Purchase and Sale Agreement with Triple Net Properties, LLC, for the sale of the Building, which is located at 501 North Broadway in downtown St. Louis, Missouri (the “Building”), to Triple Net for $37,000,000, subject to certain adjustments and terms and conditions. The sale of the Building (the “Sale”) closed on August 6, 2004. Upon the Sale, commissions and the reimbursement of certain expenses, in the amount of $690,250, were paid to Colliers Turley Martin Tucker, Inc., Secured Capital Corp. and Heitman Capital Management, LLC, which provided asset management consulting and brokerage services to the Company in fiscal year 2003. In addition, other closing costs, in the amount of $62,227, were paid in connection with attorney's fees, recording fees and escrow charges. The proceeds after all adjustments and fees were $36,247,523. As of August 10, 2004, the outstanding principal and interest under the Credit Facility, in the amount of $14,654,225, was paid with the proceeds from the Sale. Accordingly, the net proceeds resulting from the Sale were $21,593,298. From the net proceeds of the Sale, certain proration and adjustments, in the amount of $738,825, were made at the closing for security deposits, tenant improvements, rent adjustments, prepaid expenses and unpaid expenses as of the closing date of the Sale. Accordingly, the cash proceeds retained by the Company from the Sale of the Building were $20,854,473.

        As the Company sold the Building on August 6, 2004, comparisons of current year operating income and expenses to prior year are not meaningful. Upon the Sale, a gain on assets of $9.1 million was recognized. On October 18, 2004, the proceeds from the Sale and additional cash remaining in the Company were distributed to the Company's members in the amount of $22 million, or $2.20 per Class A unit. Approximately $1.6 million of the proceeds from the Sale was retained by the Company for certain continuing expenses including professional fees, tax and Securities and Exchange Commission filing preparation fees and any potential unasserted liabilities or claims that may arise. In addition, pursuant to the Purchase Agreement, certain funds must be held back for potential indemnity claims, as well as a true-up of operating expenses during the second quarter of 2005. Assets remaining include cash of approximately $1.4 million. Liabilities remaining include accruals for professional fees.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Senior Managing Director of the Manager of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Senior Managing Director of the Manager of the Company concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

Item 6.    Exhibits

         The following is a list of exhibits which are filed as a part of this quarterly report on Form 10-QSB:

3.1:	Articles of Organization of the Issuer filed with the Delaware Secretary of State on September 24, 1997 incorporated by reference to Exhibit 2.1 to the Issuer's Registration Statement on Form 10-SB with the Securities and Exchange Commission on April 30, 1998.

3.2:	Members Agreement of EBS Building, L.L.C. dated September 26, 1997 incorporated by reference to Exhibit 2.2 to the Issuer's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on April 30, 1998.

4:	See the Members Agreement, referenced as Exhibit 3.2.

10.37:	Purchase and Sale Agreement by and between EBS Building, L.L.C. and Triple Net Properties, LLC, dated June 17, 2004 incorporated by reference to Exhibit 10.37 to the Issuer's Registration Statement on Form 10-QSB filed with the Securities and Exchange Commission on August 13, 2004.

10.38	Liquidating Trust Agreement among EBS Building, L.L.C., FTI Consulting, Inc. and the Wilmington Trust Company dated April 15, 2005.

10.39	Fee and Indemnity Agreement by and between EBS Liquidating Trust and Wilmington Trust Company dated April 15, 2005.

10.40	Letter Agreement between EBS Liquidating Trust and FTI Consulting, Inc. dated April 15, 2005.

31:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 302 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32:	Certification of the Senior Managing Director of the Manager of the Company pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
EBS BUILDING, L.L.C. By: FTI Consulting, Inc., as Manager
By:	/s/ Keith F. Cooper
Keith F. Cooper, Senior Managing Director

Date: May 13, 2005